Form 10-Q
period 2020-12-31
Northern Star Investment Corp. III
filed 2021-04-20
CIK 1835817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40134

NORTHERN STAR INVESTMENT CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4136140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Chrysler Building

405 Lexington Avenue

New York, New York 10174

(Address of principal executive offices)

(212) 818-8800

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-sixth of one redeemable warrant	NSTC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	NSTC	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $11.50 per share	NSTC WS	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 20, 2021, there were 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED BALANCE SHEET

DECEMBER 31, 2020

(UNAUDITED)

ASSETS
Current asset – Cash	$150,000
Deferred offering costs	52,500

TOTAL ASSETS	$202,500

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$875
Accrued offering costs	27,500
Promissory note – related party	150,000

Total Liabilities	178,375

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; no issued and outstanding	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(875)

Total Stockholder’s Equity	24,125

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$202,500

(1)

Included an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 25, 2021, the Company effected a stock dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding (see Note 5). All share and per share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

Formation and operating costs	$875

Net loss	$(875)

Weighted average shares outstanding, basic and diluted (1)	8,750,000

Basic and diluted net loss per common share	$(0.00)

(1)

Excluded an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 25, 2021, the Company effected a stock dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding (see Note 5). All share and per share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

	Class B Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – November 30, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	(875)	(875)

Balance – December 31, 2020	10,062,500	$1,006	$23,994	$(875)	$24,125

(1)

Included an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 25, 2021, the Company effected a stock dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding (see Note 5). All share and per share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(875)
Changes in operating assets and liabilities:
Accrued expenses	875

Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from promissory note – related party	150,000
Payment of offering costs	(25,000)

Net cash provided by financing activities	150,000

Net Change in Cash	150,000
Cash — Beginning	—

Cash — Ending	$150,000

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$27,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Northern Star Investment Corp. III (the “Company”) was incorporated in Delaware on November 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination although it intends to focus on target businesses in the direct-to-consumer and digitally-disruptive e-commerce spaces. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering became effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,750,000 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Northern Star III Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $9,750,000, which is described in Note 4.

Transaction costs amounted to $22,531,113, consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $531,113 of other offering costs.

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts previously disbursed to management for tax obligations and working capital purposes and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. Notwithstanding the foregoing, if the Company is not then listed on the NYSE for whatever reason, it would no longer be required to meet the foregoing 80% fair market value test. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

If the Company seeks stockholder approval of a Business Combination and it does not conduct conversions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of Founder Shares have agreed (a) to waive their conversion rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the required time period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the Combination Period and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses of approximately $1.5 million was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statements were issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the period from November 30, 2020 (inception) through December 31, 2020 are not necessarily indicative of the results to be expected for period ended September 30, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through December 31, 2020, that are directly related to the Initial Public Offering. As of December 31, 2020, there were $52,500 of deferred offering costs recorded in the accompanying condensed balance sheet. Offering costs amounting to $22,531,113 were charged to stockholders’ equity upon the completion of the Initial Public Offering (see Note 1).

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from November 30, 2020 (inception) through December 31, 2020.

Net Income Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,312,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-sixth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,750,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $9,750,000, in a private placement. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 18, 2020, the Company’s sponsor purchased an aggregate of 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 62,500 shares of Class B common stock that remained subject to forfeiture by the Sponsor following the underwriter’s election to partially exercise their over-allotment option. The underwriters’ remaining over-allotment option expired unexercised on April 18, 2021 and, therefore, 62,500 Founder Shares were forfeited, resulting in 10,000,000 Founder Shares outstanding.

The holders of Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On November 30, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the completion of the Initial Public Offering and (iii) the date on which the Company determined not to proceed with the Initial Public Offering. As of December 31, 2020, there was $150,000 outstanding under the Promissory Note. The Company repaid the Promissory Note in full on March 9, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on March 1, 2021, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Warrants), and warrants (and any shares of Class A common stock issuable upon exercise of such warrants) that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option at the Initial Public Offering to purchase an additional 5,000,000 Units and the remaining over-allotment option expired unexercised on April 18, 2021.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. At December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 62,500 shares of Class B common stock remained subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, net of conversions, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the initial stockholders or their affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption; and

•

if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

Additionally, commencing ninety days after the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•

at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Class A common stock;

•

if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders;

•	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and

•

if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock (or a security other than the Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in the initial Business Combination) issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements and described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 12, 2021, the SEC issued guidance stating that it is the SEC’s position that special purchase acquisition companies, such as the Company, should account for warrants on their balance sheet as liabilities. Any such requirement or change will not affect the financial statements presented in this Quarterly Report on Form 10-Q, because the Company had not consummated its Initial Public Offering and had not issued any warrants during the period ended December 31, 2020.

The Company determined that, at the date of the Company’s Initial Public Offering on March 4, 2021, the value of the warrants should be reclassified from temporary equity to liability. Subsequent changes in the fair value of the liability will be recorded in the Company’s statement of operations. In addition, the Company determined that its previously filed registration statement on Form S-1 and its final prospectus filed prior to the Company’s Initial Public Offering did not contain the effect of the liability accounting in the Capitalization table and its related disclosures.

The Company is evaluating the materiality of the error and assessing the impact on its Form 8-K filed on March 10, 2021, in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement,” which is expected to be completed prior to the Company’s filing of its next Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Northern Star Investment Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Northern Star III Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 30, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from November 30, 2020 (inception) through December 31, 2020, we had a net loss of $875, which consisted of formation costs.

Liquidity and Capital Resources

As of December 31, 2020, we had $150,000 in cash. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on March 4, 2021, we consummated the Initial Public Offering of 40,000,000 Units, which included the partial exercise by the underwriter of the over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,750,000 Private Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $9,750,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Warrants, a total of $400,000,000 was placed in the Trust Account. We incurred $22,531,113 in transaction costs, including $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $531,113 of other costs.

We intend to use substantially all of the funds held in the Trust Account ($400,000,000 as of March 4, 2021), including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account ($1,501,887 as of March 4, 2021) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or our officers, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, we consummated the Initial Public Offering of 40,000,000 Units, inclusive of 5,000,000 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $400,000,000. Citigroup Global Markets Inc. acted as the book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-252728 and 333-253757). The Securities and Exchange Commission declared the registration statements effective on March 1, 2021.

Simultaneous with the consummation of the Initial Public Offering, and the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 9,750,000 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant, generating total proceeds of $9,750,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the Private Warrants, $400,000,000 was placed in the Trust Account.

We paid a total of $8,000,000 in underwriting discounts and commission and $531,113 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $14,000,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. III

Date: April 20, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 20, 2021	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)