Form 10-Q
period 2021-03-31
Northern Star Investment Corp. III
filed 2021-06-04
CIK 1835817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of June 2, 2021, there were 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$1,291,771	$150,000
Prepaid expenses	—	—

Total Current Assets	1,291,771	150,000
Deferred offering costs	—	52,500
Cash and marketable securities held in Trust Account	400,004,195	—

TOTAL ASSETS	$401,295,966	$202,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$112,278	$875
Accrued offering costs	48,000	27,500
Promissory note – related party	—	150,000

Total Current Liabilities	160,278	178,375
Warrant liabilities	16,252,500	—
Deferred underwriting fee payable	14,000,000	—

TOTAL LIABILITIES	30,412,778	178,375

Commitments and Contingencies
Class A common stock subject to possible redemption 36,588,318 and 0 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	365,883,180	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 3,411,682 and 0 shares issued and outstanding (excluding 36,588,318 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	341	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,062,500 shares issued and outstanding, as of March 31, 2021 and December 31, 2020 (1)	1,006	1,006
Additional paid-in capital	5,779,443	23,994
Accumulated deficit	(780,782)	(875)

Total Stockholders’ Equity	5,000,008	24,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,295,966	$202,500

(1)	Included up to 62,500 shares of Class B common stock that remained subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$111,519

Loss from operations	(111,519)
Other income (loss):
Interest earned on marketable securities held in Trust Account	3,951
Change in fair value of warrants	(295,500)
Transaction costs incurred at initial public offering	(377,083)
Unrealized gain on marketable securities held in Trust Account	244

Other loss, net	(668,388)

Loss before provision for benefit from income taxes	(779,907)

Net loss	$(779,907)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	36,628,601

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	10,136,420

Basic and diluted net loss per share, Non-redeemable common stock	$(0.08)

(1)	Included up to 62,500 shares of Class B common stock that remained subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125
Sale of 40,000,000 Units, net of underwriting discounts and offering expenses	40,000,000	4,000			371,361,970		371,365,970
Class A common stock subject to possible redemption	(36,588,318)	(3,659)	—	—	(365,879,521)	—	(365,883,180)
Cash paid in excess of fair value of Private Placement Warrants					273,000	—	273,000
Net loss	—	—	—	—	—	(779,907)	(779,907)

Balance – March 31, 2021	3,411,682	$341	10,062,500	$1,006	$5,779,443	$(780,782)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(779,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	295,500
Interest earned on marketable securities held in Trust Account	(3,951)
Transaction costs incurred in connection with IPO	377,083
Unrealized gain on marketable securities held in Trust Account	(244)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	111,403

Net cash used in operating activities	(116)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Warrants	9,750,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(458,113)

Net cash provided by financing activities	401,141,887

Net Change in Cash	1,141,771
Cash – Beginning of period	150,000

Cash – End of period	$1,291,771

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$366,286,010

Change in value of common stock subject to possible redemption	$(402,830)

Deferred offering costs included in accrued offering costs	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination although it intends to focus on target businesses in the media, technology, beauty, e-commerce and online sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,750,000 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Northern Star III Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $9,750,000, which is described in Note 5.

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

MARCH 31, 2021

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

The holders of Founder Shares have agreed (a) to waive their conversion rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by March 4, 2023 (the “Combination Period”) and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of March 4, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of March 4, 2021 (audited)
Warrant Liability	$—	$15,957,000	$15,957,000
Class A Common Stock Subject to Possible Redemption	382,243,010	(15,957,000)	366,286,010
Class A Common Stock	178	159	337
Additional Paid-in Capital	4,999,693	376,924	5,376,617
Accumulated Deficit	(875)	(377,083)	(377,958)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $22,154,030 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $377,083 of the offering costs were allocated to the warrant liabilities and charged to the statement of operations.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 10).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference related to the change in fair value of the warrant liabilities.

Net Income Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At March 31, 2021, weighted average shares were reduced for the effect of an aggregate of 62,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 8). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 16,416,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account , net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,951
Unrealized gain on marketable securities held in Trust Account	244

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Three Months Ended March 31, 2021
Less: interest available to be withdrawn for payment of taxes	(4,195)

Net income attributable	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	36,628,601

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(779,907)
Add: Net loss allocable to Class A Common stock subject to possible redemption	—

Non-Redeemable Net Loss	$(779,907)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,136,420

Basic and diluted net loss per share, Non-redeemable common stock	$(0.08)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-sixth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 18, 2020, the Company’s sponsor purchased an aggregate of 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding.

The Founder Shares include an aggregate of up to 62,500 shares of Class B common stock that remain subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering).

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Promissory Note — Related Party

On November 30, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the completion of the Initial Public Offering and (iii) the date on which the Company determined not to proceed with the Initial Public Offering. As of March 4, 2021, there was $150,000 outstanding under the Promissory Note. The Company repaid in full the Promissory Note on March 9, 2021.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 5,000,0000 Public Shares, a total of 250,000 Public Shares remain available for purchase at a price of $10.00 per Public Share.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2021, there were 3,411,682 shares of Class A common stock issued and outstanding, excluding 36,588,318 shares subject to redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 62,500 shares of Class B common stock subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering).

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

NOTE 9. WARRANTS

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The “fair market value” of our Class A common stock for the above purpose shall mean the volume weighted average price of our Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$400,004,195
Liabilities:
Warrant Liability – Public	3	6,600,000
Warrant Liability – Private Warrants Placement	3	9,652,500

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-sixth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and at March 31, 2021:

Input	March 31, 2021	March 4, 2021 (Initial Measurement)
Risk-free interest rate	1.13%	0.91%
Trading days per year	252	252
Expected volatility	15.0%	15.0%
Probablity of acquisition	90%	90%
Exercise price	$11.50	$11.50
Stock Price	$9.95	$10.00

On March 4, 2021, the Private Placement Warrants and Public Warrants were determined to be $0.972 per warrant for aggregate values of $9.48 million and 6.48 million, respectively.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $9.65 million and $6.60 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	9,477,000	6,480,000	15,957,000
Change in valuation inputs or other assumptions	175,500	120,000	295,500

Fair value as of March 31, 2021	$9,652,500	$6,600,000	$16,252,500

Level 3 financial liabilities consist of the Public Warrant and Private Placement Warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers out of or into Level 3 from other levels of the fair value hierarchy during the quarter ended March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $779,907, which consisted of formation and operational costs of $111,519, transactions costs allocated to the initial public offering of $377,083 and change in fair value of warrants of $295,500, offset by interest earned on marketable securities held in Trust Account of $3,951 and unrealized gain on marketable securities held in Trust Account of $244.

Liquidity and Capital Resources

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

For the three months ended March 31, 2021, net cash used in operating activities was $116. Net loss of $779,907 was affected by change in fair value of warrant liability of $295,500, transaction costs incurred in connection with the Initial Public Offering of $377,083, interest earned on marketable securities held in Trust Account of $3,951, and unrealized gain on marketable securities held in Trust Account of $244. Changes in operating assets and liabilities provided $111,403 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $400,004,195 (including approximately $3,951 of interest income and $244 unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,291,771. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, the Company corrected certain line items related to the previously audited balance sheet as of March 4, 2021 in the Form 8-K filed with the SEC on March 10, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability. These corrections are described in Note 2, summary of significant accounting policies.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described above. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Recent SEC guidance required us to reconsider the accounting of warrants and led us to conclude that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed it view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent and periodic fair value re-measurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or the NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or the NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Our warrants are accounted for as warrant liabilities and are recorded at fair value upon issuance with changes in fair value each reporting period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

We now account for our warrants as warrant liabilities and recorded at fair value upon issuance with any changes in fair value each reporting period to be reported in earnings as determined by the Company based the available publicly traded warrant price or based on a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to our warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement between the Company and Citigroup Global Markets Inc., as representative of the underwriters.(1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (1)

10.1	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company. (1)

10.2	Registration Rights Agreement between the Company and certain security holders. (1)

10.3	Form of Indemnification Agreement. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 1, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. III

Date: June 4, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2021	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)