Form 10-Q
period 2021-06-30
Northern Star Investment Corp. III
filed 2021-08-16
CIK 1835817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
As of August 16, 2021, there were
 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from November 30, 2020 (inception) Through June 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from November 30, 2020 (inception) Through June 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from November 30, 2020 (inception) Through June 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18

Part III. Signatures	20

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. III
CONDENSED BALANCE SHEET
(UNAUDITED)

June 30, 2021
ASSETS
Current assets
Cash	$1,154,340
Prepaid expenses	6,680

Total Current Assets	1,161,020
Deferred offering costs	—
Cash and marketable securities held in Trust Account	400,015,860

TOTAL ASSETS	$401,176,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$158,965
Accrued offering costs	32,550

Total Current Liabilities	191,515
Warrant liabilities	20,192,500
Deferred underwriting fee payable	14,000,000

TOTAL LIABILITIES	34,384,015

Commitments and Contingencies
Class A common stock subject to possible redemption 36,179,286 at redemption value	361,792,860
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 3,820,714 share s issued and outstanding (excluding 36,179,286 shares subject to possible redemption)	382
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	9,869,728
Accumulated deficit	(4,871,105)

Total Stockholders’ Equity	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,176,880

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	For T he Period from November 30, 2020 (inception) Through June 30, 2021
Operating and formation costs	$162,863	$274,382

Loss from operations	(162,863)	(274,382)

Other income (expense):
Change in fair value of warrants	(3,940,000)	(4,235,500)
Transaction cost s allocated to warrant liabilities	—	(377,083)
Interest earned on marketable securities held in Trust Account	11,909	15,860
Unrealized loss on marketable securities held in Trust Account	(244)	—

Total other expense, net	(3,928,335)	(4,596,723)
Net loss	$(4,091,198)	$(4,871,105)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	36,588,318	36,597,535

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,411,682	11,783,099

Basic and diluted net loss per share, Non-redeemable common stock	$(0.31)	$(0.41)

T
he accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2021
AND FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION)
THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)
Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125
Sale of 40,000,000 Units, net of underwriting discounts and offering expenses	40,000,000	4,000			371,361,970		371,365,970
Class A common stock subject to possible redemption	(36,588,318)	(3,659)	—	—	(365,879,521)	—	(365,883,180)
Cash paid in excess of fair value of Private Placement Warrants	—				273,000	—	273,000
Net loss	—	—	—	—	—	(779,032)	(779,032)

Balance – March 31, 2021	3,411,682	$341	10,062,500	$1,006	$5,779,443	$(779,907)	$5,000,883

Change in value of Class A common stock subject to possible redemption	409,032	41	—	—	4,090,279	—	4,090,320
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net loss	—	—	—	—	—	(4,091,198)	(4,091,198)

Balance – June 30, 2021	3,820,714	$382	10,000,000	$1,000	$9,869,728	$(4,871,105)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For The Period From November 30, 2020 (inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(4,871,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,235,500
Interest earned on marketable securities held in Trust Account	(15,860)
Transaction costs allocated to warrant liabilities	377,083
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	158,965
Prepaid expenses	(6,680)

Net cash used in operating activities	(122,097)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Warrants	9,750,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(473,563)

Net cash provided by financing activities	401,126,437

Net Change in Cash	1,004,340
Cash – Beginning of period	150,000

Cash – End of period	$1,154,340

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$5,050

Initial classification of common stock subject to possible redemption	$366,286,010

Change in value of common stock subject to possible redemption	$(4,493,150)

Deferred offering costs included in accrued offering costs	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Northern Star Investment Corp. III (the “Company”) is a blank check company incorporated in Delaware on November 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
as filed with the SEC on March 10, 2021. The interim results for the three months ended June 30, 2021 and for the period from November 30, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for period ended September 30, 2021 or for any future periods.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021
.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $22,154,030 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $377,083 of the offering costs were allocated to the warrant liabilities and charged to the statements of operations.
Cash and Marketable Securities Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were substantially held in US Treasury Securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Warrant Liabilities
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 8).
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021
.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21%
for the three months ended June 30, 2021 and for the period from November 30, 2020 (inception) through June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference related to the change in fair value of the warrant liabilities.
Net Income (loss) Per Common Share
Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of

16,416,667
shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.
The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account , net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.
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
non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the P eriod from November 30, 2020 (inception) Through June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned and unrealized losses on marketable securities held in Trust Account	$11,909	$15,860
Less: interest available to be withdrawn for payment of taxes	(11,909)	(15,860)

Redeemable Net income allocable to Class A Common stock subject to possible redemption	$—	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	36,588,318	36,597,535

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net loss	$(4,091,198)	$(4,871,105)
Less: Redeemable Net income allocable to Class A Common stock subject to possible redemption	—	—

Non-Redeemable Net Loss	$(4,091,198)	$(4,871,105)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,411,682	11,783,099

Basic and diluted net loss per share, Non-redeemable common stock	$(0.31)	$(0.41)

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-sixth of
one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
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
The Founder Shares include
d
an aggregate of up to 62,500 shares of Class B common stock that remain ed
subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering).

The underwriters’ over-allotment option expired unexercised on April 18, 2021, and, accordingly, 62,500 Founder Shares were forfeited, resulting in an aggregate of 10,000,000 Founder Shares outstanding.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE 7. STOCKHOLDER’S EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021
,
there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021, there were 3,820,714 shares of Class A common stock issued and outstanding, excluding 36,179,286 shares subject to redemption.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class
 B Common Stock
 —
The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
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

•
if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $
18.00
per share for any 20 trading days
within a
30
-trading day period
ending three business days before the Company sends the notice of redemption to the warrant holders.

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
JUNE 30, 2021
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
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June
30
,
2021
and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$400,015,860
Liabilities:
Warrant Liability – Public	1	8,200,000
Warrant Liability – Private Warrants Placement	3	11,992,500

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 4, 2021, was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSTC.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants were determined using a Monte Carlo Simulation model which is classified as Level 3 due to the use of unobservable inputs.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and at June 30, 2021:

Input	June 30, 2021	March 4, 2021 (Initial Measurement)
Risk-free interest rate	0.98%	0.91%
Trading days per year	252	252
Expected volatility	17.9%	15.0%
Probab i lity of acquisition	90%	90%
Exercise price	$11.50	$11.50
Stock Price	$9.78	$10.00
The following table presents the changes in the fair value of
Level 3
warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on March 4, 2021	$9,477,000	$6,480,000	$15,957,000
Change in valuation inputs or other assumptions	175,500	120,000	295,500
Fair value as of March 31, 2021	$9,652,500	$6,600,000	$16,252,500
Change in valuation inputs or other assumptions	2,340,000	1,600,000	3,940,000
Transfer to Level 1	—	(8,200,000)	(8,200,000)

Fair value as of June 30, 2021	$11,992,500	$—	$11,992,500

T
ransfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from November 30, 2020 (inception) through June 30, 2021 was

$
8,200,000
.
NOTE 10. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $4,091,198, which consisted of change in fair value of warrant liabilities of $3,940,000, unrealized loss on marketable securities held in Trust Account of $244 and formation and operational costs of $162,863, offset by interest earned on marketable securities held in Trust Account of $11,909.
For the period from November 30, 2020 (inception) through June 30, 2021, we had a net loss of $4,871,105 which consisted of formation and operational costs of $274,382, a change in fair value of warrant liabilities of $4,235,000 and transaction costs allocated to warrant liabilities of $377,083, offset by interest earned on marketable securities held in Trust Account of $15,860.
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
For the period from November 30, 2020 (inception) through June 30, 2021, net cash used in operating activities was $122,097. Net loss of $4,871,105 was affected by change in fair value of warrant liability of $4,235,500, transaction costs allocated to warrant liabilities of $377,083, and interest earned on marketable securities held in Trust Account of $15,860. Changes in operating assets and liabilities provided $152,285 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $400,015,860 (including approximately $15,860 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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
As of June 30, 2021, we had cash of $1,154,340. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
sheet arrangements as of June 30, 2021.
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in ASC
815-40-15-7D
and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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

Net Income (Loss) Per Common Share
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
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, on June 4, 2021, the Company corrected certain line items related to the previously audited balance sheet as of March 4, 2021 in the Form
8-K
filed with the SEC on March 10, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability. These corrections are described in Note 2, summary of significant accounting policies.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. III

Date: August 16, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)