Form 10-K
period 2021-09-30
Northern Star Investment Corp. III
filed 2021-12-23
CIK 1835817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2021
Commission File Number
001-40134

NORTHERN STAR INVESTMENT CORP. III
(Exact name of registrant as specified in its charter)

Delaware	85-4136140
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
c/o Graubard Miller
The Chrysler Building
405 Lexington Avenue, 11th Floor
New York, NY 10174
(Address of Principal Executive Offices) (Zip Code)
(212) 818-8800
(Registrant’s Telephone Number, Including Area Code)
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Joanna Coles, Chief Executive Officer
Northern Star Investment Corp. III
c/o Graubard Miller
The Chrysler Building
405 Lexington Avenue
New York, New York 10174
(212) 818-8800
(Name, address, including zip code, and telephone number, including area code, of agent for service)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-sixth of one redeemable warrant	NSTC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	NSTC	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $11.50 per share	NTSC WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No
  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No
  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T during
the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2 of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of
the Exchange Act).    Yes  ☒    No  ☐
As of March 31, 202

, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of common stock were not publicly traded separately
. Accordingly, there was no market value for the registrant’s shares of common stock on such date.
As of

Decembe
r 22
, 2021, 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference:
None.

NORTHERN STAR INVESTMENT CORP. III
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS
Certain statements in this Annual Report on
Form 10-K (“Annual
Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	our disclosure controls and procedures and internal control over financial reporting and any material weaknesses of the foregoing;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Summary of Risk Factors
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “
Risk Factors
,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

•	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure.

•
We may not be able to complete our initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20%.

•
We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

•	Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

•
We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

•	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

•	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic
and other events, and the status of debt and equity markets.

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•
If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

•	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

•
Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

•	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsors, or if our sponsors do not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount
received by stockholders may be less than $10.00 per share.

•
Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

•
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

•	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•
We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•
We have identified a material weakness in our internal control over financial reporting regarding complex financial instruments, specifically related to the accounting for our common stock subject to possible redemption. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

PART I
ITEM 1. BUSINESS
In this Annual Report on
Form 10-K (the
“Form 10-K”), references
to the “Company” and to “we,” “us,” “our” and “Northern Star” refer to Northern Star Investment Corp. III
We are a blank check company incorporated Delaware on November 30, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).
While we may pursue an acquisition in any business industry or sector, we are currently focusing our efforts identifying businesses primarily in the direct-to-consumer
and digitally-disruptive
e-commerce
spaces. We have been concentrating on companies founded with vision, run by smart teams who value diversity in all aspects of decision-making. We are focusing on companies which have powerful relationships with their consumers, value their input and communicate with them effectively.
We also are looking for businesses which create, produce, own, distribute and/or market content, products and services or facilitate the sharing economy. These companies may serve both domestic and international audiences. Growth in these sectors has been driven by new technologies, the expansion of emerging markets, and new consumption habits lead by Millennials and “Gen Z” who value experiences as much as “stuff,” health over wealth and transparency in how something is produced. Some of these sectors may also reflect trends accelerated by the Covid 19 pandemic.
We believe the use of technology to drive adoption of emerging brands online, together with the ongoing seismic shift in retail sales from physical stores to
e-commerce
and online activities, makes our target sectors even more ripe for attractive business combination opportunities. Our acquisition and value creation strategy will be to identify, acquire and, after our initial business combination, build a company in one of these sectors that complements the experience of our management team and can benefit from their operational expertise. Our business combination strategy will be to leverage our management team’s network of relationships, knowledge and experience in these sectors to locate and consummate an initial business combination.
We believe that given our management team’s operational and investment experience in the sectors we are focusing on, we are well positioned to identify a target business with an operating model that can create strong value for its customers by improving customer experiences including utilizing technology to enhance convenience, speed, personalization or other similar factors. Such companies may benefit from our management team’s extensive operational experience and relationships in these sectors to assist in further expanding the company’s operations and growth prospects.

On March 1, 2021, the Registration Statements on
Form S-1 (SEC
File
Nos. 333-252728 and 333-253757) (collectively
the “Registration Statement”) for our initial public offering of units (“Initial Public Offering”) was declared effective. On March 4, 2021, we consummated the initial public offering of 40,000,000 units (each, a “Unit” and collectively, the “Units”) including 5,000,000 units subject to the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock, $.0001 par value (“Common Stock”), and one-sixth of
one redeemable warrant (each, a “Public Warrant”), with each whole Public Warrant entitling the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $400,000,000.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 9,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,750,000. The Private Placement Warrants were purchased by the Company’s sponsor, Northern Star IIII Sponsor LLC (“Sponsor”), an entity affiliated with certain of our officers and directors. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that the Private Placement Warrants are non-redeemable and
may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. The Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Warrants or Common Stock underlying the Private Placement Warrants (except to certain transferees) until thirty days after the completion of the Company’s initial business combination.
$400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”) located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the Trust Account, as described below.
Effecting a Business Combination
General
We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Initial Public Offering and the Private Placement of Private Placement Warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, and our other stockholders may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. We may also determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the business combination is fair to our unaffiliated stockholders from a financial point of view.
Selection of a Target Business and Structuring of a Business Combination
Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.
The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.
Fair Market Value of Target Business
Pursuant to NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.
Lack of Business Diversification
Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.
If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.
Limited Ability to Evaluate the Target Business’ Management
Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve an Initial Business Combination
In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata
 share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata
 share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata
 portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Redemption Rights
At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, for their pro rata
 share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata
 share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.
Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in the Initial Public Offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates.
Our initial stockholders, officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly.
We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Any proxy solicitation materials that we furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights.
There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $80, and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares prior to a specified date. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to tender their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.
Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivers his certificate in connection with an election of their redemption and subsequently decides prior to the vote on the business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).
If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata
 share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination
Our amended and restated certificate of incorporation provides that we will have only until March 4, 2023 to complete our initial business combination. If we do not complete a business combination by such date and our stockholders do not otherwise approve an extension of time to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata
 portion of the amount then in the trust account, plus any
 pro rata
 interest earned on the funds held in the trust account and not previously released to us to pay our taxes payable on such funds, less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable (subject in each case to our obligations under Delaware law to provide for claims of creditors). At such time, the warrants will expire, holder of warrants will receive nothing upon a liquidation with respect to such warrants and the warrants will be worthless.
Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata
 portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata
 share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the
 pro rata
 portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our deadline and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.
We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our Sponsor has agreed that it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by our Sponsor specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As a result, we cannot assure you that the per-share distribution
from the trust account, if we liquidate the Trust Account because we have not completed a business combination within the required time period, will not be less than $10.00.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce these indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.00 per share.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or in connection with certain amendments to our charter prior thereto or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata
 share of the trust account. Such stockholder must have also exercised its redemption rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials.

Competition
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.
The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

•	our obligation to pay the underwriters in our Initial Public Offering deferred underwriting commissions of an aggregate fee of $14,000,000 upon consummation of our initial business combination; and

•	our outstanding warrants, and the potential future dilution they represent.
In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Employees
We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.
Facilities
Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174, and our telephone number is
(212) 818-8800. Since
inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on
Form 10-K, the
prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. Additionally, we intend to file a Registration Statement on
Form S-4 relating
to our proposed transaction with Apex, which will discuss risks relating to Apex and the Apex business combination in detail. Investors are urged to read such registration statement when it becomes available.
Risks Relating to Searching for and Consummating a Business Combination
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.
We may choose not to hold a stockholder vote before we complete our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek stockholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our shares of common stock do not approve of the business combination we complete. Please see the section of the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part entitled “Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your conversion rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our Sponsor, initial stockholders, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 15,000,001, or 37.5%, of the 40,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted) in order to have such initial business combination approved (or, if the applicable rules of the NYSE then in effect require approval by a majority of the votes cast by public stockholders, we would need 20,000,001 of public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target business that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemptions rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon
conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The per-share amount we
will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemption, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months after the closing of the Initial Public Offering. We may not be able to close the Apex Business Combination or find an alternative suitable target business and complete our initial business combination by such date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
If we are unable to consummate our initial business combination within 24 months from the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such to 24 months before redemption from our trust account.
If we are unable to consummate our initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the
trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we seek to amend our certificate of incorporation as described herein or consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.
We do not have a specified maximum redemption threshold. The absence of such a threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we consummate an initial business combination if holders exercising redemption rights would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or convert any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public float of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their conversion rights, such selling stockholders would be required to revoke their prior elections to convert their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business—Permitted purchases of our securities” for a description of how our initial stockholders, directors, executive officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.
In addition, if such purchases are made, the public float of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.
In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we redeem his shares for a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, prior to the vote on the business combination with the specific deadline set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their redemption rights and thus may be unable to convert their shares.
If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.
If we require public stockholders who wish to redeem their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders.
Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be converted.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting conversions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to convert its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly convert or tender public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be converted to cash.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
If the net proceeds of the Initial Public Offering not being held in the trust account, together with the interest that may be released to us, are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our initial stockholders or management team to fund our search and to complete our initial business combination.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
Although we initially intend to focus our search for a target business in the media, technology, beauty, e-commerce and online
sectors, we are not limited to evaluating a target business in any particular industry sector (except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations). As a result, there is no current basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek acquisition opportunities in any industry our management chooses (which industries may be outside of our management’s areas of expertise).
We may consider a business combination with a target business operating in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the
time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 125,000,000 shares of Class A common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, $0.0001 per share. Since immediately after the Initial Public Offering, there have been 85,000,000 and 15,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination initially at a one-for-one ratio but
subject to adjustment as set forth herein. Immediately after the Initial Public Offering, there will be no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the
time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated certificate of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or any amendment to our amended and restated certificate of incorporation that would affect the rights granted to public stockholders in the Initial Public Offering, including but not limited to conversion rights. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

•	may significantly dilute the equity interest of investors in the Initial Public Offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, shares of Class A common stock and/or warrants.
Our initial stockholders may receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A common stock on the first business day following the consummation of our initial business combination on a one-for-one basis, subject
to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts offered in the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part and related to the closing of our initial business combination, the ratio at which founder shares will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the founder shares waive this adjustment for the entire class) so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate 20% of the sum of our shares of common stock outstanding upon completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination (net of conversions), excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our initial stockholders. This is different than many other similarly structured blank check companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
If:

(i)
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance) (the “Newly Issued Price”);

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, inclusive of interest earned on equity held in trust, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)
the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholder may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the Initial Public Offering and the private placement of warrants provided us with approximately $400,000,000 that we may use to complete our initial business combination (not taking into account the approximately $14,000,000 of deferred underwriting commissions being held in the Trust Account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We may need additional funds to consummate an initial business combination.
If we are required to seek additional capital for working capital purposes prior to the consummation of a business combination, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial stockholders, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our initial stockholders, members of our management team or an affiliate of our initial stockholders or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and
other events, and the status of debt and equity markets.
The COVID-19 pandemic has
adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our
search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the
actions
to contain COVID-19 or treat
its impact, among others. If the disruptions
posed by COVID-19 or other
events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other
events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Relating to the Post-Business Combination Company
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure
our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and
not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held
by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securities are unlikely to have a remedy for such reduction in value.
There may be tax consequences to our business combinations that may adversely affect us.
While we expect to undertake any merger or acquisition so as to minimize taxes both to the owners of the acquired business and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or
the parties might not obtain
the intended tax-free treatment upon
a transfer of shares or
assets. A non-qualifying reorganization could
result in the imposition of substantial taxes. Additionally, depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of personal holding company income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our initial stockholders and certain tax-exempt organizations, pension
funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a personal holding company following the Initial Public Offering or in the future. If we are or were to become a personal holding company in a given taxable year, we would be subject to an additional personal holding company tax, currently 20%, on our undistributed taxable income, subject to certain adjustments.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.
We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Prior to the completion of an initial business combination, our operations will be dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on
the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
If we consummate a business combination with a target company with operations or opportunities outside of the United States, substantially all of our assets could be located in a foreign country and substantially all of our revenue could be derived from our operations in such country. Accordingly, our results of operations and prospects could be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are ultimately located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we
acquire a non-U.S. target, all
revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
Risks Relating to our Management and Directors
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management.”

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Specifically, and without limitation, each of our officers is an officer and/or director of other blank check companies like our company, including but not limited to Northern Star Investment Corp. II, Northern Star Investment Corp. IV and Pivotal Investment Corp. III. Accordingly, they may be required to present suitable business combination opportunities to such entities prior to presenting them to our company for consideration. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers and Directors” and “Management—Conflicts of Interest.”
Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. It is likely that our officers and directors will in the future become affiliated with entities that are engaged in a similar business, including other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Directors and Executive Officers,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial stockholders, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our initial stockholders, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial stockholders, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our initial stockholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our initial stockholders, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our initial stockholders, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On December 18, 2020, our Sponsor paid $25,000 to cover certain offering and formation costs of the company in exchange for 8,625,000 founder shares, or $0.003 per share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 founder shares outstanding. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased 9,750,000 warrants simultaneously with the Initial Public Offering at a price of $1.00 per warrant ($9,750,000 in the aggregate). If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, the private placement warrants will expire worthless. In addition, we may obtain loans from our initial stockholders, our officers or directors, or any of their affiliates. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of
the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial business combination.
Our initial stockholders paid an aggregate of $25,000 for the founder shares. As a result, it stands to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders, and may have an incentive to recommend such an initial business combination to our stockholders.
As a result of the low acquisition cost of our founder shares, our initial stockholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, they may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founders’ shares.
We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions
(so-called PIPE
transactions) at a price of $10.00 per share. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.
Risks Relating to our Securities
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to convert, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’
rights or pre-initial business combination
activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock, and warrants were approved for listing on the NYSE on or promptly after the date of the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part and our Class A common stock and warrants on or promptly after their date of separation. Although after giving effect to the Initial Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).
Additionally, in connection with our initial business combination, we will likely be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If
this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.
We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to take such action as is necessary to register or qualify for sale the shares of Class A common stock issuable upon exercise of the warrants in such states, to the extent an exemption is not available. However, we cannot assure you that we will be able to do so. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. For instance, if we call our warrants for redemption, we can force all holders to exercise their warrants on a cashless basis. Additionally, If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” of our Class A common stock for the above purpose shall mean the volume weighted average price of our Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. We will provide our warrant holders with the final fair market value no later than one business day after the
10-trading
day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment). As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The private placement warrants may be exercised at a time when the public warrants may not be exercised.
Once the private placement warrants become exercisable, such warrants may immediately be exercised on a cashless basis, at the holder’s option, so long as they are held by our sponsor or its permitted transferees. The public warrants, however, will only be exercisable on a cashless basis at the option of the holders if we fail to register the shares issuable upon exercise of the warrants under the Securities Act within 60 days following the closing of our initial business combination. Accordingly, it is possible that the holders of the private placement warrants could exercise such warrants at a time when the holders of public warrants could not exercise their warrants.
The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such securities. The registration rights will be exercisable with respect to the founder shares, the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders and holders of our private placement warrants or their respective permitted transferees are registered.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount
received by public stockholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the
Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount
received by public stockholders may be less than $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that
would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that
would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period
during which any third-party claims can be brought against the corporation, a 90-day period during
which the corporation may reject any claims brought, and
an additional 150-day waiting period
before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may further entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.
This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our Initial Public Offering, or defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing
once the warrants become exercisable and ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except under certain circumstances) so long as they are held by the Sponsor or its permitted transferees.
In addition, unlike many other similarly structured blank check companies, we have the ability to redeem outstanding warrants 90 days after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock and provided certain other conditions are met. We would redeem the warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay fair market value to the warrant holders. We can also redeem the warrants in this manner if we believe it will provide certainty with respect to our capital structure and cash position while providing warrant holders with fair market value in the form of shares of Class A common stock. Any such redemption may have similar consequences to the redemption described in the above paragraph. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which
case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding. Finally, this redemption feature provides a ceiling to the value of your warrants since it locks in the redemption price in the number of Class A common stock to be received if we choose to redeem the warrants for common stock.
Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 6,666,667 shares of our Class A common stock as part of the units offered by the prospectus associated with our Initial Public Offering and simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 9,750,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our initial stockholders, officers, directors or their affiliates make any working capital loans, they may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
General Risks
We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed company with no operating results. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and searching for a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income
in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash items or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering; or (B) with respect to any other provision relating to stockholder rights or pre-initial business combination
activity; or (iii) absent an initial business combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million
as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1)
of Regulation S-K. Smaller reporting
companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million
as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million
as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the
year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We will likely depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to consummate an initial business combination.
We have identified a material weakness in our internal control over financial reporting regarding complex financial instruments, specifically related to the accounting for our common stock subject to possible redemption. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation and audit of our financial statements for the year ended September 30, 2021, a material weakness was identified in our internal controls over financial reporting related to the accounting for complex financial instruments. Specifically, management identified an error made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid in capital (to the extent available), accumulated deficit and common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021. The foregoing led to a restatement of our prior period financial statements.
To address the foregoing material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTY
Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174, and our telephone number is
(212) 818-8800. Since
inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units, common stock and warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols “NSTB.U,” “NSTB” and “NSTB WS,” respectively.
Holders
As of September 30, 2021, there was one holder of record of our units, six holders of record of our common stock and two holders of record of our warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On December 14, 2020, our Sponsor purchased 8,625,000 shares (the “Founder Shares”) of our common stock, par value $0.0001 for an aggregate price of $25,000. In March 2021, we effected a stock dividend of approximately 0.167 shares for each outstanding share, resulting in the initial stockholders holding an aggregate of 10,062,500 founders’ shares.
On March 4, 2021, we consummated our Initial Public Offering of 40,000,000 units, each consisting of one share of common stock and one-sixth of
one warrant to purchase one share of common stock for $11.50 per share, including 5,000,000 units subject to the underwriters’ over-allotment option. Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 9,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,750,000. The issuances of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Our Sponsor had agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On March 4, 2021 the over-allotment option was partially exercised. Accordingly, 62,500 Founder Shares were forfeited by the Sponsor.
The securities in the offering were registered under the Securities Act on a registration statement on
Form S-1 (SEC
File
Nos. 333-252728 and 333-253757). The
Securities and Exchange Commission declared the registration statement effective on March 1, 2021.
The Private Placement Warrants were purchased by the Sponsor. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants are non-redeemable and
may be exercised on a cashless basis, in each case so long as they continue to be held by the initial stockholders or their permitted transferees. The Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Warrants or Common Stock underlying the Private Placement Warrants (except to certain transferees) until thirty days after the completion of the Company’s initial business combination.

Of the gross proceeds received from the initial public offering (including pursuant to the over-allotment option) and private placement of Private Placement Warrants, $400,000,000 (or $10.00 per Unit sold in the initial public offering, including from the over-allotment option) was placed in the trust account.
Transaction costs amounted to $22,531,113, consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $531,113 of other offering costs.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.
We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to give effect to the restatement of our financial statements as of September 30, 2021. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below.
Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Basic and diluted net income (loss) per share, Class A common stock within the results of operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from November 30, 2020 (inception) through September 30, 2021, we had a net loss of $1,232,750 which consisted of interest income on marketable securities held in our Trust Account of $21,007, offset by formation and operational costs of $581,174, a change in fair value of warrant liabilities of $295,500 and transaction costs allocated to warrant liabilities of $377,083
Liquidity and Capital Resources
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
For the period from November 30, 2020 (inception) through September 30, 2021, net cash used in operating activities was $231,407. Net loss of $1,232,750 was affected by change in fair value of warrant liability of $295,500, transaction costs allocated to warrant liabilities of $377,083, and interest earned on marketable securities held in Trust Account of $21,007. Changes in operating assets and liabilities provided $349,767 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $400,021,007 (including approximately $21,007 of interest income) consisting of money market funds which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of $1,040,030. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.

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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No.2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06 ”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on
Form 10-K does
not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
Our current directors and executive officers are as follows:

Name	Age	Position
Joanna Coles	59	Chairperson of the Board and Chief Executive Officer
Jonathan J. Ledecky	62	President and Chief Operating Officer
James H.R. Brady	57	Chief Financial Officer
Justine Cheng	44	Director
Dasha Smith	47	Director
James Vincent	54	Director
Joanna Coles
 has served as our Chairperson of the Board of Directors and as our Chief Executive Officer since our inception. She also served as Chairperson of the Board of Directors of Northern Star Investment Corp. from July 2020 and as its Chief Executive Officer from September 2020 in each case until it consummated its initial business combination with Barkbox, Inc. in June 2021 (NYSE: BARK), at which time it was renamed The Original Bark Company and she has continued to serve as a director since such date. She has also served as the Chairperson of the Board of Directors and Chief Executive Officer of Northern Star Investment Corp. II since November 2020 and of Northern Star Investment Corp. IV since November 2020. Ms. Coles is a creative media and technology entrepreneur who in her previous roles as editor of two leading magazines and Chief Content Officer of Hearst Magazines developed an extensive network of relationships at the intersection of technology, fashion and beauty. Ms. Coles is on the board of Snap Inc. (NYSE: SNAP), a leading digital media company that utilizes technology to combine mobile phone photos with Snapchat, a leading communications platform. Its chat services include creating and watching stories, chatting with groups, and making voice and video calls while also communicating through stickers and Bitmojis. She is also on the board of directors of Sonos, Inc. (NASDAQ: SONO), a designer, developer, manufacturer and seller of audio products and services. Ms. Coles has been the Executive Producer for ABC Freeform’s highly acclaimed The Bold Type since 2016 and in 2019 entered into a production development deal at ABC Studios creating TV shows across Disney’s streaming platforms. Since January 2019, she has also been a special advisor to Cornell Capital, a $3.5 billion private investment firm founded in 2013 by Henry Cornell, the former Vice Chairman of Goldman Sachs’ Merchant Banking Division. She was appointed Chief Content Officer of Hearst Magazines in September 2016, overseeing editorial for Hearst’s 300 titles globally, and served until August 2018. Prior to that, she was Editor-in-Chief of
Cosmopolitan, a role she started in September 2012. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles was New York columnist for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities. She is also a member of the board of directors of Density Software, a company that utilizes hardware systems and software solutions to manage safety and security in physical spaces including retail stores, hotels, restaurants, office buildings, public facilities such as airports and universities and home environments, Blue Mistral, a clean beauty company, and an advisor to several private companies. She holds a B.A. in English and American literature from the University of East Anglia.
We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience and contacts and relationships.
Jonathan J. Ledecky
 has served as our President and Chief Operating Officer since our inception. He served as the President and Chief Operating Officer of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc. in June 2021 and he has continued to serve as a director since such date. He has also served as President and Chief Operating Officer of the President and Chief

Operating Officer of Northern Star Investment Corp. II since November 2020 and of Northern Star Investment Corp. IV since November 2020. He has also served as Chairman of the Board of Pivotal Investment Corporation III since October 2020. Mr. Ledecky has been a co-owner of
the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He was also the Chief Executive Officer and chairman of the board of directors of Pivotal II, a blank check company like our company that raised $230,000,000 in its initial public offering in July 2019 and consummated its initial business combination with XL, a leading provider of fleet electrification solutions for Class 2-6 commercial
vehicles in North America, in December 2020. Mr. Ledecky has continued to serve on the board of directors of XL following the merger. Mr. Ledecky was also Chief Executive Officer and chairman of the board of directors of Pivotal I, a blank check company like our company that raised $230,000,000 in its initial public offering in February 2019. In December 2019, Pivotal I consummated its initial business combination with KLDiscovery, a provider of software and services that help protect corporations from a range of information governance, compliance and data issues. Mr. Ledecky has also served as President and a director of Newtown Lane Holdings, Incorporated, a blank check company, since October 2015. Mr. Ledecky also served as a member of the board of directors of Propel Media, Inc., a digital media holding company, from January 2015 to January 2019. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants
in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic and Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

We believe Mr. Ledecky is well-qualified to serve as a member of the board due to his public company experience, including with other similarly structured blank check companies, business leadership, operational experience and contacts.
James H.R. Brady
 has served as our Chief Financial Officer since our inception. He has also served as Chief Financial Officer of Northern Star I from July 2020 until it consummated its business combination with Barkbox. He has also served as Chief Financial Officer of Northern Star Investment Corp. II since November 2020 and of Northern Star Investment Corp. IV since November 2020. He has also served as Chief Financial Officer of Pivotal Investment Corporation III since October 2020. He also served as Chief Financial Officer of Pivotal II from its inception until its merger with XL and served as Chief Financial Officer of Pivotal I from September 2018 until its merger with KLDiscovery. Since 2014, Mr. Brady has provided financial and strategic services to growth companies. From 2017 to 2021, he was Chief Financial Officer of Airside Mobile, a technology company. From 2014 to 2017, he was Vice President for VSL Pharmaceuticals, a probiotic company. From 2013 to 2014, Mr. Brady was the Chief Financial Officer and General Counsel of Sweetgreen, a high-growth healthy, fast casual restaurant chain. From 2011 to 2013, Mr. Brady was Executive Vice President – Finance and Legal for Audax Health Solutions, a digital health/social media company. From 2009 to 2011, he was Executive Counsel of ODIN Technologies, a RFID software company. Mr. Brady previously served as a corporate and securities attorney with the firms of Hogan & Hartson and Hunton & Williams. Mr. Brady received a BA from the College of William and Mary, a JD from the George Washington National Law Center and a MBA from Darden Graduate School of Business at the University of Virginia.
Justine Cheng
 has served as a member of our board of directors since February 2021. She also served as a member of the board of directors of Northern Star Investment Corp. from September 2020 until it consummated its business combination with Barkbox. She has over 20 years of private equity and finance experience. Ms. Cheng has served as a Founding Partner of Cornell Capital, a $3.5 billion private investment firm founded in 2013 by Henry Cornell, the former Vice Chairman of Goldman Sachs’ Merchant Banking Division, since 2016. Prior to joining Cornell Capital, Ms. Cheng worked with the Private Equity Group at Fortress Investment Group from 2004 to 2016, where she was most recently a Managing Director. While at Fortress, she also served as the Chief Financial Officer and Chief Operating Officer for New Senior Investment Group (NYSE:SNR) from 2014 to 2016 and Newcastle Investment Corp. (NYSE: NCT) from 2014 to 2016. Ms. Cheng previously held various private equity and investment banking positions at UBS, Credit Suisse and Donaldson Lufkin & Jenrette. Ms. Cheng was recognized as one of the Wall Street Journal’s Women to Watch in Private Equity in 2018, and profiled in The Deal’s article Private Equity’s Better Half in 2019. She is Chairperson of the Board of Knowlton Development Corporation, the largest global custom formulator and manufacturer serving the prestige beauty, personal care and household sectors. She is also on the board of directors of Corelle Brands, a leading global manufacturer and marketer of dinnerware, cookware, storage and food prepware under iconic brands including Instant Pot, Pyrex, Corelle, Snapware and CorningWare, and of Blue Mistral, a holding company with investments in Frédéric Fekkai Brands and Bastide, two beauty and personal care companies. She received a Bachelors Degree in Economics and a Masters in International and Public Affairs from Columbia University.
We believe Ms. Cheng is well-qualified to serve as a member of our board of directors due to her experience, relationships and contacts.
Dasha Smith
 has served as a member of our board of directors since February 2021. Since November 2019, Ms. Smith has served as the Executive Vice President, Chief Administrative Officer for the National Football League (NFL). In this role, Ms. Smith is a member of the NFL operating committee and leads people operations and strategy (HR), technology, diversity and inclusion, social responsibility and league office administration. In 2018, Ms. Smith was Executive Vice President, Global Chief Human Resources Officer for Sony Music Entertainment, a leading music, entertainment, and technology company. From 2011 to 2018, she served as Managing Director, Office of the Chairman at GCM Grosvenor, a global alternatives investment firm. Ms. Smith previously held senior leadership roles at Time Inc. and was in private practice as a corporate lawyer earlier in her career. Ms. Smith serves on the board of directors of Cohen & Steers (NYSE: CNS), CAPTRUST and Beautycounter, as well as several non-profit
educational and arts organizations. Ms. Smith received a BA degree from Georgetown University and a JD from the University of Virginia.

We believe Ms. Smith is well-qualified to serve as a member of our board of directors due to her experience, relationships and contacts.
James Vincent
 has served as a member of our board of directors since February 2021. Mr. Vincent has advised founders of some of the world’s most transformative companies. Since February 2017, he has been the Chief Executive Officer of FNDR, a firm he founded to help founders of high-growth startups build human-centric narratives for the next generation of culture-defining companies, such as Brex, Airtable, GoodRx, Sonos, Roblox, Bumble, Vice and ScaleAI. He has personally advised several highly influential founders and chief executive officers, such as Brian Chesky at Airbnb, Evan Spiegel at Snap, Jose Neves at Farfetch and Emily Weiss at Glossier. From 2014 to 2017, he was the Global President of Brands at TBWA, an Omnicom company. From 2006 to 2014, he was Chief Executive Officer of Media Arts Lab, which he founded as Apple’s exclusive agency partner, and where he worked directly with Steve Jobs, including on the launch of the iPhone in 2007. From 2001 to 2012, he was a member of the Apple Top 100 Leadership Team. Mr. Vincent received a BSc in Economics from the London School of Economics.
We believe Mr. Vincent is well-qualified to serve on our board of directors due to his experience, relationships and contacts.
Number and terms of office of officers and directors
Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of James Vincent, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Kirsten Green and Dasha Smith, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jonathan J. Ledecky and Joanna Coles, will expire at our third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Executive officer and director compensation
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Corporate Governance
NYSE rules require that we follow certain corporate governance requirements described herein, including having a majority of our board of directors be independent and maintaining certain committees of our board of directors. More than 50% of the founder shares will be held by our initial stockholders. This would permit us to be considered a “controlled company” under NYSE rules and allow us to avoid certain of the foregoing corporate governance requirements. Nevertheless, we will not use the related exemptions to the NYSE corporate governance rules under the controlled company standard.
Director Independence
NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has determined Ms. Cheng, Ms. Smith and Mr. Vincent are “independent directors” as defined in the listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.
Audit Committee
Effective March 1, 2021, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Ms. Cheng, Ms. Smith and Mr. Vincent will serve as members of our audit committee, each of whom is an independent director under NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our
Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee
The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NYSE’s listing standards. In addition, we must certify to NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Green qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
Nominating Committee
Effective March 1, 2021, we established a nominating committee of the board of directors, which consists of Ms. Cheng, Ms. Smith and Mr. Vincent, each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.
Compensation Committee
Effective March 1, 2021, we established a compensation committee of the board of directors, which consists of Ms. Cheng, Ms. Smith and Mr. Vincent, each of whom is an independent director under NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.
Code of Ethics
Effective March 1, 2021 we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination. In addition, our initial stockholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses
reimbursable by us.
After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on
Form 8-K, as
required by the SEC.
Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Placement Warrants as these warrants are not exercisable within 60 days of the date hereof.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership		Approximate percentage of outstanding common stock
Joanna Coles(3)	9,708,334	(2)	19.3%
Jonathan J. Ledecky(3)	9,708,334	(2)	19.3%
James H.R. Brady	116,667	(2)	*
Justine Cheng	58,333	(2)	*
Dasha Smith	58,333	(2)	*
James Vincent	58,333	(2)	*
Northern Star III Sponsor LLC(3)	9,708,334	(2)	19.3%
EJF Capital LLC(4)	2,034,880		5.1%
All officers and directors as a group (six individuals)	10,000,000		20.0%

*	Less than one percent.
(1)
Unless otherwise noted, the business address of each of our stockholders is c/o Northern Star Investment Corp. III, c/o Graubard Miller, The Chrysler Building, 425 Lexington Avenue, New York, New York 10174.

(2)
Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject
to adjustment.

(3)	Represents shares held by our sponsor, Northern Star III Sponsor LLC, of which each of Ms. Coles and Mr. Ledecky is a managing member.
(4)
Represents shares held by EJF Capital LLC, Emanuel J. Friedman, EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities GP, LLC, EJF Debt Opportunities Master Fund II, LP, EJF Debt Opportunities II GP, LLC, EJF Tactical Opportunities Fund LP, EJF Tactical Opportunities GP LLC, EJF SPAC Investments Fund LP, EJF SPAC Investments GP LLC, the business address for each of which is 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201. Information derived from a Schedule 13G filed on March 11, 2021.

The founder shares, private placement warrants, and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in
the agreements entered into by our initial stockholders and management team. Those lock-up provisions provide
that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property and (ii) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our initial stockholders or to any member of the initial stockholders or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the State of Delaware or our initial stockholders’ limited liability company agreement upon dissolution of our initial stockholders, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which is described in the prospectus under “—Transfers of Founder Shares and Private Placement Warrants.”
Mr. Ledecky and Ms. Coles are deemed to be our “promoters” as such term is defined under the federal securities laws.
Equity Compensation Plans
As of September 30, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On December 18, 2020 our sponsor paid $25,000, or $0.003 per share, to cover certain offering and formation costs of the company in exchange for 8,625,000 founder shares. In March 2021, we effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 founder shares outstanding.
All of the founders’ shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property and (ii) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our initial stockholders or to any member of the initial stockholders or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the State of Delaware or our initial stockholders’ limited liability company agreement upon dissolution of our initial stockholders, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.
Our Sponsor purchased an aggregate of 9,750,000 Private Placement Warrants for a total purchase price of $9,750,000. The Private Placement Warrants are identical to the public warrants except that the Private Placement Warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis so long as they are held by the initial purchasers or any of their permitted transferees. The Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants and underlying securities (except to certain permitted transferees) until 30 days after the completion of our initial business combination.

In order to meet our working capital needs following the consummation of our initial public offering, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.
The holders of our founders’ shares, as well as the holders of the Private Placement Warrants and any warrants our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants and warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Related Party Policy
Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest
situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.
We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence
Currently Ms. Cheng, Ms. Smith and Mr. Vincent would each be considered an “independent director” under the NYSE listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial
statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC For the period from November 30, 2020 (inception) through September 30, 2021 totaled $69,010. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
 Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards For the period from November 30, 2020 (inception) through September 30, 2021.
Tax Fees
. During the period from November 30, 2020 (inception) through September 30, 2021, fees for our independent registered public accounting firm for the preparation of 2020 Corporation tax return was approximately $6,695.
All Other Fees
. We did not pay Marcum for other services For the period from November 30, 2020 (inception) through September 30, 2021.
Pre-Approval Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all
of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all
auditing services and
permitted non-audit services
to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services
described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
(a) The following documents are filed as part of this report:
(1) Financial Statements:

Description
(2) Financial Statement Schedules:
None.
(b) The following Exhibits are filed as part of this report:

NORTHERN STAR INVESTMENT CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Northern Star Investment Corp. III
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Northern Star Investment Corp. III (the “Company”) as of September 30, 2021, the related statement of operations, changes in stockholders’ (deficit) equity and cash flows for the period from November 30, 2020 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the period from November 30, 2020 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of September 30, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/
S
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020
.
New York, NY
December 22, 2021

NORTHERN STAR INVESTMENT CORP. III
BALANCE SHEET
SEPTEMBER 30, 2021

ASSETS
Current Assets
Cash	$1,040,030
Prepaid expenses	6,682

Total Current Assets	1,046,712
Deferred offering costs	—
Marketable securities held in Trust Account	400,021,007

TOTAL ASSETS	$401,067,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$356,449
Accrued offering costs	27,550

Total Current Liabilities	383,999
Warrant liabilities	16,252,500
Deferred underwriting fee payable	14,000,000

Total Liabilities	30,636,499

Commitments
Class A common stock subject to possible redemption 40,000,000 shares at redemption value	400,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; no shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	—
Accumulated deficit	(29,569,780)

Total Stockholders’ Deficit	(29,568,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$401,067,719

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Operating and formation costs	$581,174

Loss from operations	(581,174)
Other income (expense):
Change in fair value of warrants	(295,500)
Transaction costs allocated to warrant liabilities	(377,083)
Interest earned on marketable securities held in Trust Account	21,007

Other expense, net	(651,576)

Net loss	$(1,232,750)

Basic and diluted weighted average shares outstanding, Class A common stock	$27,631,579

Basic and diluted net loss per share, Class A common stock	$ (0.03)

Basic and diluted weighted average shares outstanding, Class B common stock	$9,095,395

Basic and diluted net loss per share, Class B common stock	$ (0.03)

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)

Balance – December 31, 2020 (restated – see Note 2)	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125
Cash paid in excess of fair value of warrants	—	—	—	—	273,000	—	273,000
Remeasurement adjustment on redeemable common stock	—	—	—	—	(296,994)	(28,337,911)	(28,634,905)
Net loss	—	—	—	—	—	(779,032)	(779,032)

Balance – March 31, 2021 (restated – see Note 2)	—	$—	10,062,500	$1,006	$—	$(29,117,818)	$(29,116,812)
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Remeasurement adjustment on redeemable common stock	—	—	—	—	(6)	881	875
Net loss	—	—	—	—	—	(4,091,198)	(4,091,198)

Balance – June 30, 2021 (restated – see Note 2)	—	$—	10,000,000	$1,000	$—	$(33,208,135)	$(33,207,135)
Net loss	—	—	—	—	—	3,638,355	3,638,355

Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,569,780)	$(29,568,780)

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,232,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	295,500
Interest earned on marketable securities held in Trust Account	(21,007)
Transaction costs allocated to warrant liabilities	377,083
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	356,449
Prepaid expenses	(6,682)

Net cash used in operating activities	(231,407)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Placement Warrants	9,750,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(478,563)

Net cash provided by financing activities	401,271,437

Net Change in Cash	1,040,030
Cash – Beginning of period	—
Cash – End of period	$1,040,030

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$400,000,000

Deferred underwriting fee payable	$14,000,000

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000

Offering costs included in accrued offering costs	$27,550

Forfeiture of Founder Shares	$(6)

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts previously disbursed to management for tax obligations and working capital purposes and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. Notwithstanding the foregoing, if the Company is not then listed on the NYSE for whatever reason, it would no longer be required to meet the foregoing 80% fair market value test. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 6) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.
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
The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected agreed to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Liquidity and Going Concern
As of September 30, 2021, the Company had $
1,040,030
in its operating bank accounts, $
400,021,007
in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $
795,001
. As of September 30, 2021, approximately $
21,000
of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel
expenditures, selecting the target business to acquire, and structuring, negotiating
and consummating the
Business
Combination
.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based on working capital deficit, for one year from the date of filing, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021 and for the period from November 30, 2020 (inception) through September 30, 2021, the Company’s management became aware of informal communications between the staff of the SEC and certain other registrants and their independent registered public accounting firm. Once aware of these communications, the Company’s management re-evaluated the Company’s application of Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to its accounting classification of the redeemable shares of Class A Common Stock issued as part of the units sold in the Initial Public Offering. The Company had previously classified a portion of the Public Shares in permanent equity because, although the Company did not specify a maximum redemption threshold, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001. Based on such re-evaluation, the Company’s management determined that, in accordance with the ASC 480, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity
and therefore all of the Public Shares subject to redemption should be classified outside of permanent equity. The Company’s management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
Therefore, the Company’s management has concluded that temporary equity should include all the shares of Class A Common Stock subject to possible redemption, resulting in the shares of Class A Common Stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement of previously issued financial statements to adjust the initial carrying value of the shares of Class A Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the shares of Class A Common Stock.
There has been no change in the Company’s total assets, liabilities or operating results.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 4, 2021 (audited)	As Previously Reported	Adjustment	As Restated

Class A common stock subject to possible redemption	$366,286,010	$33,713,990	$400,000,000
Class A common stock	$337	$(337)	$—
Additional paid-in capital	$5,376,617	$(5,376,617)	$—
Accumulated Deficit	$(377,958)	$(28,337,036)	$(28,714,994)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(33,713,990)	$(28,713,988)
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$365,883,180	$34,116,820	$400,000,000
Class A common stock	$341	$(341)	$—
Additional paid-in capital	$5,779,443	$(5,779,443)	$—
Accumulated Deficit	$(780,782)	$(28,337,036)	$(29,117,818)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(34,116,820)	$(29,116,812)
Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$361,792,860	$38,207,140	$400,000,000
Class A common stock	$382	$(382)	$—
Additional paid-in capital	$9,869,728	$(9,869,728)	$—
Accumulated Deficit	$(4,871,105)	$(28,337,030)	$(33,208,135)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(38,207,140)	$(33,207,135)
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	36,628,601	(24,628,601)	12,000,000
Basic and diluted net (loss) per share, Common stock subject to possible redemption	$—	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,136,420	(1,011,420)	9,125,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.08)	$0.04	$(0.04)
Condensed Statement of Operations for the Period from November 30, 2020 (Inception) through March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	36,628,601	(27,702,981)	8,925,620
Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,136,420	(2,409,147)	7,727,273
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.08)	$0.03	$(0.05)
Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	36,588,318	3,411,682	40,000,000
Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$(0.08)	$(0.08)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,411,682	(3,411,682)	10,000,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.31)	$0.23	$(0.08)
Condensed Statement of Operations for the Period from November 30, 2020 (Inception) through June 30, 2021 (unaudited)

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	36,597,535	(14,333,384)	22,264,151
Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$(0.16)	$(0.16)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,783,099	(3,080,269)	8,702,830
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.41)	$0.25	$(0.16)
Condensed Statement of Cash Flows for the Period from November 30, 2020 (Inception) through March 31, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities
Initial classification of Class A common stock subject to possible redemption	$366,286,010	$33,713,990	$400,000,000
Change in value of Class A common stock subject to possible redemption	(402,830)	402,830	—
Condensed Statement of Cash Flows for the Period from November 30, 2020 (Inception) June 30, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities
Initial classification of Class A common stock subject to possible redemption	$366,286,010	$33,713,990	$400,000,000
Change in value of Class A common stock subject to possible redemption	(4,493,150)	4,493,150	—
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to$22,154,030 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $377,083 were expensed as of the date of the Initial Public Offering.
Marketable Securities Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

At September 30, 2021, the Class A common stock subject to redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(6,480,000)
Class A common stock issuance costs	(22,154,030)
Plus:
Remeasurement of carrying value to redemption value	28,634,030

Class A common stock subject to possible redemption	$400,000,000

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The

Company is subject to income tax examinations by major taxing authorities since inception. On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from November 30, 2020 (Inception) through September 30, 2021
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(927,461)	$(305,289)
Denominator:
Basic and diluted weighted average shares outstanding	27,631,579	9,095,395
Basic and diluted net loss per common share	$(0.03)	$(0.03)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 11.)
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments for the period ended September 30, 2021, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Recent Accounting Standards
In August 2020, the FASB issued ASU
No.2020-06,
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 4. PUBLIC OFFERING
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
The Founder Shares included an aggregate of up to 62,500 shares of Class B common stock that remained subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriters’ over-allotment option expired unexercised on April 18, 2021, and, accordingly, 62,500 Founder Shares were forfeited, resulting in an aggregate of 10,000,000 Founder Shares outstanding.
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remain available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase an additional 250,000

Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00per share for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
NOTE 10. INCOME TAX
The Company’s net deferred tax assets at September 30, 2021 is as follows:

September 30, 2021
Deferred tax assets
Net operating loss carryforward	$27,194
Start Up Costs	90,441

Total deferred tax assets	117,635
Valuation Allowance	(117,635)

Deferred tax assets, net of allowance	$—

The income tax provision for the period from November 30, 2020 (inception) through September 30, 2021 consists of the following:

September 30, 2021
Federal
Current	$—
Deferred	(117,635)
State and Local
Current	—
Deferred	—
Change in valuation allowance	117,635

Income tax provision	$—

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

As of September 30, 2021, the Company had U.S. federal net operating loss carryovers of $129,943 which can be carried forward indefinitely.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2021 is as follows:

September 30, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax liability change in rate	0.0%
Meals and entertainment	0.0%
Change in fair value of warrants	(5.0%)
Transaction costs	(6.4%)
Valuation allowance	(9.5%)

Income tax provision	0.0%

The effective tax rate differs from the statutory tax rate of 21% for the period from
November 30, 2020 (inception) through September 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses and the permanent differences due to the transaction costs associated with the warrant liabilities.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended
December 31, 2021
remain open and subject to examination.
NOTE 11. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$400,021,007
Liabilities:
Warrant Liability – Public	1	6,600,000
Warrant Liability – Private Placement	2	9,652,500

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 4, 2021, was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSTC.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. At September 30, 2021 the Private Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
The key inputs into the
Monte
Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	March 4, 2021 (Initial Measurement)
Risk-free interest rate	0.91%
Trading days per year	252
Expected volatility	15.0%
Probability of acquisition	90%
Exercise price	$11.50
Stock Price	$10.00
The following table presents the
changes
in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	9,477,000	6,480,000	15,957,000
Change in valuation inputs or other assumptions	175,500	120,000	295,500
Fair value as of March 31, 2021	9,652,500	6,600,000	16,252,500
Change in fair value	2,340,000	1,600,000	3,940,000
Transfer to Level 1	—	(8,200,000)	(8,200,000)

Fair value as of June 30, 2021	$11,992,500	$—	$11,992,500
Change in fair value	(2,340,000)	—	(2,340,000)
Transfer to Level 2	(9,652,500)	—	(9,652,500)

Fair value as of September 30, 2021	$—	$—	$—

NORTHERN STAR INVESTMENT CORP. III
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the period ended September 30, 2021 was
$8,200,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the nine months ended
September 30, 2021 was $9,652,500.
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and
transactions
that
occurred
after the
balance
sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.**

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.4	Registration Rights Agreement*

10.5	Private Warrants Purchase Agreement between the Registrant and Sponsor.**

10.6	Form of Indemnification Agreement.*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2021.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-252728 and 333-253757).
ITEM 16.
FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 2021.

NORTHERN STAR INVESTMENT CORP. III

By:	/s/ Joanna Coles
Joanna Coles
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Joanna Coles	Chairperson of our board of directors and Chief Executive Officer	December 22, 2021
J OANNA C OLES	(Principal Executive Officer)

/s/ Jonathan Ledecky	President and Chief Operating Officer	December 22, 2021
J ONATHAN L EDECKY

/s/ James H.R. Brady	Chief Financial Officer	December 22, 2021
J AMES H.R. B RADY	(Principal Financial and Accounting Officer)

/s/ Justine Cheng	Director	December 22, 2021
J USTINE C HENG

/s/ Dasha Smith	Director	December 22, 2021
D ASHA S MITH

/s/ James Vincent	Director	December 22, 2021
J AMES V INCENT