Form 10-Q
period 2021-12-31
Northern Star Investment Corp. III
filed 2022-02-15
CIK 1835817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2021

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
(212)818-8800
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
the Exchange Act).     Yes   ☒    No  ☐
As of February
14
, 2022, there were 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

Page
Part I. Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of December 31, 2021 (Unaudited) and September 31, 2021	1
Condensed Statements of Operations for the Three Months Ended December 31, 2021 and for the period from November 30, 2020 (inception) through December 31, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended December 31, 2021 (Unaudited) and for the period from November 30, 2020 (inception) through December 31, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Period for the Three Months Ended December 31, 2021 (Unaudited) and for the period from November 30, 2020 (inception) through December 31, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18

Part II. Other Information	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	20

Part III. Signatures	21

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. III
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2021	September 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$719,622	$1,040,030
Prepaid expenses	6,682	6,682

Total Current Assets	726,304	1,046,712
Cash and investments held in Trust Account	400,028,849	400,021,007

TOTAL ASSETS	$400,755,153	$401,067,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$286,122	$356,449
Accrued offering costs	19,550	27,550

Total Current Liabilities	305,672	383,999
Warrant liabilities	14,446,667	16,252,500
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	28,752,339	30,636,499

Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of December 31, 2021, and September 30, 2021	400,000,000	400,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of December 31, 2021, and September 30, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(27,998,186)	(29,569,780)

Total Stockholders’ Deficit	(27,997,186)	(29,568,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,755,153	$401,067,719

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31, 2021	For The Period from November 30, 2020 (inception) Through December 31, 2020
Operating and formation costs	$242,081	$875

Loss from operations	(242,081)	(875)
Other income:
Change in fair value of warrants	1,805,833	—
Interest earned on marketable securities held in Trust Account	7,842	—

Total other income, net	1,813,675	—
Net income (loss)	$1,571,594	$(875)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	—

Basic and diluted net income per share, Class A common stock	$0.03	$—

Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	8,750,000

Basic and diluted net income per share, Class B common stock	$0.03	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Deficit	Capital	Deficit	Deficit
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,569,780)	$(29,568,780)
Net income	—	—	—	—	—	1,571,594	1,571,594

Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	(27,998,186)	$(27,997,186)

FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)

Balance –December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months December 31,	For The Period from November 30, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,571,594	$(875)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,805,833)	—
Interest earned on investments held in Trust Account	(7,842)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(70,327)	875

Net cash used in operating activities	(312,408)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	150,000
Payment of offering costs	(8,000)	(25,000)

Net cash (used in) provided by financing activities	(8,000)	150,000

Net Change in Cash	(320,408)	150,000
Cash – Beginning of period	1,040,030	—

Cash – End of period	$719,622	$150,000

Non-Cash investing and financing activities:

Offering costs included in accrued offering costs	$—	$27,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.
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
If the Company is unable to complete a Business Combination by March 4, 2023 (the “Combination Period”) and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

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
Going Concern
As of December 31, 2021, the Company had $719,622 in its operating bank accounts, $400,028,849 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $449,481. As of December 31, 2021, $28,849 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s September 30, 2021
10-K,
as filed with the SEC on December 22, 2021. The interim results for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for period ended March 31, 2022 or for any future periods.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $22,154,030 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $377,083 were expensed as of the date of the Initial Public Offering.
Marketable Securities Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended December 31, 2021		For the Period from November 30, 2020 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,257,275	$314,319	$—	$(875)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	—	8,750,000

Basic and diluted net income (loss) per common share	$0.03	$0.03	$—	$(0.00)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note
8
).
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments for the three months ended December 31, 2021, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that
ASU2020-06
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
Each Un
it consists of one share of Class A common stock and
one-sixth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share
.
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

The holders of Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remained available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase such additional 250,000 Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDER’S EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

Class
 B Common Stock
 —
The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to o ne vote for each share
. As of December 31, 2021 and 2020, there were 10,000,000 and 10,062,500 shares of Class B common stock issued and outstanding respectively.
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At December 31, 2021, assets held in the Trust Account were comprised of $400,028,849 in U.S. Treasury securities. During the three months ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S Treasury Securities Money Market Fund	1	$400,028,849
Liabilities:
Warrant Liability – Public	1	5,866,667
Warrant Liability – Private Warrants Placement	2	8,580,000

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC815-40 and are presented within warrant liabilities on condensed the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2021, and December 31, 2021.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2021	$9,652,500	$6,600,000	$16,252,500
Change in fair value	(1,072,500)	(733,333)	(1,805,833)
Fair value as of December 31, 2021	$8,580,000	$5,866,667	$14,446,667
NOTE 9. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended December 31, 2021, we had net income of $1,571,594, which consisted of formation and operational costs of $242,081, offset by change in fair value of warrant liabilities of $1,805,833, and interest earned on marketable securities held in Trust Account of $7,842.
For the period from November 30, 2020 (inception) through December 31, 2020, we had a net loss of $875 which consisted of formation and operational costs.
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
For the three months ended December 31, 2021, net cash used in operating activities was $312,408. Net income of $1,571,594 was affected by change in fair value of warrant liability of $1,805,833, and interest earned on marketable securities held in Trust Account of $7,842. Changes in operating assets and liabilities used $70,327 of cash for operating activities.
As of December 31, 2021, we had marketable securities held in the Trust Account of $400,028,849 (including $28,849 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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
As of December 31, 2021, we had cash of $719,622. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in
ASC815-40-15-7Dand
7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No.2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)under
the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)under
the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and are monitoring our processes to ensure increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2021, we consummated the Initial Public Offering of 40,000,000 Units, inclusive of 5,000,000 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $400,000,000. Citigroup Global Markets Inc. acted as the book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on
Form S-1(No. 333-252728and333-253757).
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

NORTHERN STAR INVESTMENT CORP. III

Date: February 14, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2022	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)