Form 10-Q
period 2022-03-31
Northern Star Investment Corp. III
filed 2022-05-16
CIK 1835817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40134

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
Rule 12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2ofthe
Exchange Act).     Yes ☒    No ☐
As of May 16, 2022, there
 were
 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of
Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and September 30, 2021	1
Condensed Statements of Operations for the Three Months Ended March 31, 2022 and 2021 (Unaudited), Six Months Ended March 31, 2022 and for the period from November 30, 2020 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and 2021 (Unaudited), Six Months Ended March 31, 2022 (Unaudited) and for the period from November 30, 2020 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Period for the Six Months Ended March 31, 2022 (Unaudited) and for the period from November 30, 2020 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1A. Risk factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	23
Signatures	24

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$387,890	$1,040,030
Prepaid expenses	6,682	6,682

Total Current Assets	394,572	1,046,712
Investments held in Trust Account	400,034,438	400,021,007

TOTAL ASSETS	$400,429,010	$401,067,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$128,712	$356,449
Accrued offering costs	8,250	27,550

Total Current Liabilities	136,962	383,999
Warrant liabilities	7,223,333	16,252,500
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	21,360,295	30,636,499

Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of March 31, 2022, and September 30, 2021	400,000,000	400,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of March 31, 2022, and September 30, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(20,932,285)	(29,569,780)

Total Stockholders’ Deficit	(20,931,285)	(29,568,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,429,010	$401,067,719

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,	For the Period from November 30, 2020 (Inception) through March 31,
	2022	2021	2022	2021
Operating and formation costs	$163,021	$111,519	$405,102	$112,394

Loss from operations	(163,021)	(111,519)	(405,102)	(112,394)
Other income (expense):
Change in fair value of warrants	7,223,334	(295,500)	9,029,167	(295,500)
Transaction costs allocated to warrant liability	—	(377,083)	—	(377,083)
Interest earned on marketable securities held in Trust Account	5,588	3,951	13,430	3,951
Unrealized gain on marketable securities held in Trust Account	—	244	—	244

Other income (loss), net	7,228,922	(668,388)	9,042,597	(668,388)

Net income (loss)	$7,065,901	$(779,907)	$8,637,495	$(780,782)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	12,000,000	40,000,000	8,925,620

Basic and diluted net income (loss) per share, Class A common stock	$0.14	$(0.04)	$0.17	$(0.05)

Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	9,125,000	10,000,000	7,727,273
Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.04)	$0.17	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Deficit	Capital	Deficit	Deficit
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,569,780)	$(29,568,780)
Net income	—	—	—	—	—	1,571,594	1,571,594

Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	(27,998,186)	$(27,997,186)
Net income	—	—	—	—	—	7,065,901	7,065,901

Balance – March 31, 2022	—	$—	10,000,000	$1,000	$—	(20,932,285)	$(20,931,285)

THREE MONTHS ENDED MARCH 31, 2021 AND FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION)
THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)

Balance –December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	273,000	—	273,000
Remeasurement adjusted to shares subject to redemption	—	—	—	—	(296,994)	(28,337,911)	(28,634,905)
Net loss	—	—	—	—	—	(779,032)	(779,032)

Balance –March 31, 2021	—	$—	10,062,500	$1,006	$—	$(29,117,818)	$(29,116,812)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,	For The Period from November 30, 2020 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$8,637,495	$(780,782)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,029,167)	295,500
Transaction costs allocated to warrant liability	—	377,083
Interest earned on marketable securities held in Trust Account	(13,430)	(3,951)
Unrealized gain on marketable securities held in Trust Account	—	(244)
Changes in operating assets and liabilities:
Accrued expenses	(227,738)	112,278

Net cash used in operating activities	(632,840)	(116)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(400,000,000)

Net cash provided by investing activities	—	(400,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placements Warrants	—	9,750,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	(19,300)	(458,113)

Net cash (used in) provided by financing activities	(19,300)	401,141,887

Net Change in Cash	(652,140)	1,141,771
Cash – Beginning of period	1,040,030	150,000

Cash – End of period	$387,890	$1,291,771

Non-Cash investing and financing activities:

Offering costs included in accrued offering costs	$—	$20,500

Remeasurement of Class A common stock to redemption amount	$—	$28,634,905

Deferred underwriting fee payable	$—	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
MARCH 31, 2022
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
MARCH 31, 2022
(Unaudited)

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
As of March 31, 2022, the Company had $387,890 in its operating bank accounts, $400,034,438 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $292,048. As of March 31, 2022, $34,438 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
as filed with the SEC on December 22, 2021. The interim results for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for year ended September 30, 2022 or for any future periods.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
have any cash equivalents as of March 31, 2022 and September 30, 2021.

Marketable Securities Held in Trust Account
At March 31, 2022 and September 30, 2021, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value.
Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Warrant Liabilities
The Company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022, due to the valuation allowance recorded on the Company’s net operating losses, the change in the fair value of the warrants liabilities and transaction costs incurred in connection with the Initial Public Offering.

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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021		Six Months Ended March 31, 2022		For the Period from November 30, 2020 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,652,721	$1,413,180	$(443,024)	(336,883)	$6,909,996	1,727,499	$(418,484)	$(362,298)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	12,000,000	9,125,000	40,000,000	10,000,000	8,925,620	7,727,273

Basic and diluted net income (loss) per common stock	$0.14	$0.14	$(0.04)	$(0.04)	$0.17	$0.17	$(0.05)	$(0.05)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 8).
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

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments for the three and six months ended March 31, 2022, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments could be required within 12 months of the condensed balance sheet date.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-sixth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
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
MARCH 31, 2022
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
Underwriting Agreement
The Company granted the underwriters in the initial public offering a
45-day
option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’ election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remained available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase such additional 250,000 Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDER’S DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class
 A Common Stock
 — The Company is authorized to issue up to 125,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and September 30, 2021, there were no shares of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class
 B Common Stock
 —
The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and September 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding respectively.
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
MARCH 31, 2022
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At March 31, 2022 and September 30, 2021, assets held in the Trust Account were comprised of $400,034,438 and $400,021,007 in a mutual fund that invests in U.S. Treasury securities, respectively. During the three and six months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S Treasury Securities Money Market Fund	1	$400,034,438	1	$400,021,007
Liabilities:
Warrant Liability – Public	1	$2,933,333	1	$6,600,000
Warrant Liability – Private Warrants Placement	2	4,290,000	2	9,652,500

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no
transfers in or out of Level 3 measurements from the period between September 30, 2021 and March 31, 2022.

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
MARCH 31, 2022
(Unaudited)

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form10-Kfiled with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $7,065,901, which consisted of change in fair value of warrants of $7,223,334, and interest earned on marketable securities held in Trust Account of $5,588, offset by operating and formation costs of $163,021.
For the six months ended March 31, 2022, we had net income of $8,637,495, which consisted of change in fair value of warrants of $9,029,167, and interest earned on marketable securities held in Trust Account of $13,430, offset by operating and formation costs of $405,102.
For the three months ended March 31, 2021, we had net loss of $779,907, which consisted of operating and formation costs of $111,519, change in fair value of warrants of $295,500, transaction costs incurred at initial public offering of $377,083, offset by interest earned on marketable securities held in Trust Account of $3,951 and unrealized gain on marketable securities held in Trust Account of $244.
For the period from November 30, 2020 (inception) through March 31, 2021, we had net loss of $780,782, which consisted of operating and formation costs of $112,394, change in fair value of warrants of $295,500, transaction costs incurred at initial public offering of $377,083, offset by interest earned on marketable securities held in Trust Account of $3,951 and unrealized gain on marketable securities held in Trust Account of $244.

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
For the six months ended March 31, 2022, net cash used in operating activities was $632,840. Net income of $8,637,495 was affected by change in fair value of warrant liability of $9,029,167, and interest earned on marketable securities held in Trust Account of $13,430. Changes in operating assets and liabilities used $227,738 of cash for operating activities.
For the period from November 30, 2020 (inception) through March 31, 2021, net cash used in operating activities was $116. Net loss of $780,782 was affected by change in fair value of warrant liability of $295,500, transaction costs incurred in connection with IPO of $377,083, interest earned on marketable securities held in Trust Account of $3,951 and unrealized gain on marketable securities held in Trust Account of $244. Changes in operating assets and liabilities provided $112,278 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $400,034,438 (including $34,438 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of $387,890. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
The Company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.
Class A
Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per common share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our condensed financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and are monitoring our processes to ensure increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
As described elsewhere in this report, in connection with the preparation of our financial statements as of March 31, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of March 31, 2022.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. III

Date: May 16, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)