Form 10-Q
period 2022-06-30
Northern Star Investment Corp. III
filed 2022-08-15
CIK 1835817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission filenumber:
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
As of August 15, 2022, there were
 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements (Unaudited)	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and September 30, 2021 (Audited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021 (Unaudited), Nine Months Ended June 30, 2022 and for the period from November 30, 2020 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2022 and 2021 (Unaudited), Nine Months Ended June 30, 2022 (Unaudited) and for the period from November 30, 2020 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2022 (Unaudited) and for the period from November 30, 2020 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1A. Risk factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	23
Signatures	24

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$259,627	$1,040,030
Prepaid expenses	15	6,682

Total Current Assets	259,642	1,046,712
Marketable securities held in Trust Account	400,611,429	400,021,007

TOTAL ASSETS	$400,871,071	$401,067,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$200,909	$356,449
Accrued offering costs	—	27,550
Income taxes payable	17,745	—

Total Current Liabilities	218,654	383,999
Warrant liabilities	3,611,667	16,252,500
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	17,830,321	30,636,499

Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of June 30, 2022, and September 30, 2021	400,293,684	400,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of June 30, 2022, and September 30, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(17,253,934)	(29,569,780)

Total Stockholders’ Deficit	(17,252,934)	(29,568,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,871,071	$401,067,719

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,	For the Period from November 30, 2020 (Inception) through June 30,
	2022	2021	2022	2021
Operating and formation costs	$198,877	$162,863	$603,979	$274,382

Loss from operations	(198,877)	(162,863)	(603,979)	(274,382)
Other income (expense):
Change in fair value of warrants	3,611,666	(3,940,000)	12,640,833	(4,235,500)
Transaction costs allocated to warrant liabilities	—	—	—	(377,083)
Interest earned on marketable securities held in Trust Account	576,991	11,909	590,421	15,860
Unrealized loss on marketable securities held in Trust Account	—	(244)	—	—

Other income (loss), net	4,188,657	(3,928,335)	13,231,254	(4,596,723)

Income (loss) before benefit from (provision for) income taxes	3,989,780	(4,091,198)	12,627,275	(4,871,105)

Provision for income taxes	(17,745)	—	(17,745)	—

Net income (loss)	$3,972,035	$(4,091,198)	$12,609,530	$(4,871,105)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	40,000,000	40,000,000	22,264,151

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(0.08)	$0.25	$(0.16)

Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	10,000,000	10,000,000	8,702,830

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.08)	$0.25	$(0.16)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,569,780)	$(29,568,780)
Net income	—	—	—	—	—	1,571,594	1,571,594

Balance – December 31, 2021	—	—	10,000,000	1,000	—	(27,998,186)	(27,997,186)
Net income	—	—	—	—	—	7,065,901	7,065,901

Balance – March 31, 2022	—	—	10,000,000	1,000	—	(20,932,285)	(20,931,285)
Remeasurement adjusted to shares subject to redemption						(293,684)	(293,684)
Net income	—	—	—	—	—	3,972,035	3,972,035

Balance – June 30, 2022	—	$—	10,000,000	$1,000	$—	$(17,253,934)	$(17,252,934)

THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION)
THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)

Balance –December 31, 2020	—	—	10,062,500	1,006	23,994	(875)	24,125
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	273,000	—	273,000
Remeasurement adjusted to shares subject to redemption	—	—	—	—	(296,994)	(28,337,911)	(28,634,905)
Net loss	—	—	—	—	—	(779,032)	(779,032)

Balance –March 31, 2021	—	—	10,062,500	1,006	—	(29,117,818)	(29,116,812)
Remeasurement adjusted to shares subject to redemption	—	—	—	—	(6)	881	875
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net loss	—	—	—	—	—	(4,091,198)	(4,091,198)

Balance –June 30, 2021	—	$—	10,000,000	$1,000	$—	$(33,208,135)	$(33,207,135)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,	For The Period from November 30, 2020 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,609,530	$(4,871,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(12,640,833)	4,235,500
Transaction costs allocated to warrant liabilities	—	377,083
Interest earned on marketable securities held in Trust Account	(590,421)	(15,860)
Changes in operating assets and liabilities:
Prepaid expenses	6,667	(6,680)
Income taxes payable	17,745	—
Accrued expenses	(155,541)	158,965

Net cash used in operating activities	(752,853)	(122,097)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(400,000,000)

Net cash used in investing activities	—	(400,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placements Warrants	—	9,750,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	(27,550)	(473,563)

Net cash ( used in ) provided by financing activities	(27,550)	401,126,437

Net Change in Cash	(780,403)	1,004,340
Cash – Beginning of period	1,040,030	150,000

Cash – End of period	$259,627	$1,154,340

Non-Cash investing and financing activities:

Offering costs included in accrued offering costs	$—	$5,050

Remeasurement of Class A common stock to redemption amount	$293,684	$28,363,530

Deferred underwriting fee payable	$—	$14,000,000

Forfeiture of Founder Shares	$—	$(6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.
The registration statements for the Company’s Initial Public Offering were declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of the over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000, which is described in Note 3.
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
JUNE 30, 2022
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
The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
JUNE 30, 2022
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
Going Concern
As of June 30, 2022, the Company had $259,627 in its operating bank accounts, $400,611,429 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of
$
358,733. As of June 30, 2022, $611,429 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
as filed with the SEC on December 22, 2021. The interim results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for year ended September 30, 2022, or for any future periods.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have any cash equivalents as of June 30, 2022 and September 30, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and September 30, 2021, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
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
JUNE 30, 2022
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
Our
effective tax rate was 0.16% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.14% and 0.00% for the nine months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. At June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Nine Months Ended June 30, 2022		For the Period from November 30, 2020 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,177,628	$794,407	$(3,272,258)	$(818,065)	$10,087,624	$2,521,906	$(3,502,150)	$(1,368,955)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	22,264,151	8,702,830

Basic and diluted net income (loss) per common stock	$0.08	$0.08	$(0.08)	$(0.08)	$0.25	$0.25	$(0.16)	$(0.16)
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments for the three and nine months ended June 30, 2022, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments could be required within 12 months of the condensed balance sheet date.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
The Founder Shares included an aggregate of up to 62,500 shares of Class B common stock that remained subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. The underwriters’ over-allotment option expired unexercised on April 18, 2021, and, accordingly, 62,500 Founder Shares were forfeited, resulting in an aggregate of 10,000,000 Founder Shares outstanding.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on March 1, 2021, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Warrants), and warrants (and any shares of Class A common stock issuable upon exercise of such warrants) that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statement.
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
Consulting Agreement
On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specifies that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and September 30, 2021, there were no shares of preferred stock issued or outstanding.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class
 A Common Stock
 — The Company is authorized to issue up to 125,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30,
2022
and September 30,
2021
, there were no shares of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class
 B Common Stock
 —
The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and September 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding respectively.
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

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2022 and September 30, 2021, assets held in the Trust Account were comprised of $400,611,429 and $400,021,007 in a mutual fund that invests in U.S. Treasury securities, respectively. During the three and nine months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Description	Level	June 30, 2022	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account – U.S Treasury Securities Money Market Fund		1	$400,611,429	1	$400,021,007
Liabilities:
Warrant Liabilities – Public		1	$1,466,667	1	$6,600,000
Warrant Liabilities – Private Warrants Placement		2	$2,145,000	2	$9,652,500

NORTHERN STAR INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSTC.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2021 and June 30, 2022.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
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
Overview
We are a blank check company formed under the laws of the State of Delaware on November 30, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching to identify a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $3,972,035, which consisted of change in fair value of warrants of $3,611,666, and interest earned on marketable securities held in Trust Account of $576,991, offset by operating and formation costs of $ $198,877 and provision for income taxes of $17,745.
For the nine months ended June 30, 2022, we had net income of $12,609,530, which consisted of change in fair value of warrants of $12,640,833, and interest earned on marketable securities held in Trust Account of $590,421, offset by operating and formation costs of $603,979 and provision for income taxes of $17,745.
For the three months ended June 30, 2021, we had net loss of $4,091,198, which consisted of operating and formation costs of $162,863, change in fair value of warrants of $3,940,000, offset by interest earned on marketable securities held in Trust Account of $11,909 and unrealized loss on marketable securities held in Trust Account of $244.
For the period from November 30, 2020 (inception) through June 30, 2021, we had net loss of $4,871,105, which consisted of operating and formation costs of $274,382, change in fair value of warrants of $4,235,500, transaction costs incurred at initial public offering of $377,083, offset by interest earned on marketable securities held in Trust Account of $15,860.

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
For the nine months ended June 30, 2022, net cash used in operating activities was $752,853. Net income of $12,609,530 was affected by change in fair value of warrant liabilities of $12,640,833, and interest earned on marketable securities held in Trust Account of $590,421. Changes in operating assets and liabilities used $131,129 of cash for operating activities.
For the period from November 30, 2020 (inception) through June 30, 2021, net cash used in operating activities was $122,097. Net loss of $4,871,105 was affected by change in fair value of warrant liabilities of $4,235,500, transaction costs incurred in connection with IPO of $377,083, and interest earned on marketable securities held in Trust Account of $15,860. Changes in operating assets and liabilities provided $152,285 of cash for operating activities.
At June 30, 2022, we had marketable securities held in the Trust Account of $400,611,429 (including $611,429 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $259,627. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or our officers, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in
Rules13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in
Rules13a-15(e)
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
During the three months ended June 30, 2022, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls, and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, in connection with the preparation of our financial statements as of June 30, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of June 30, 2022.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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

NORTHERN STAR INVESTMENT CORP. III

Date: August 15, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)