Form 10-K
period 2022-09-30
Northern Star Investment Corp. III
filed 2022-12-22
CIK 1835817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2022

Commission File Number 001-40134

NORTHERN STAR INVESTMENT CORP. III

(Exact name of registrant as specified in its charter)

Delaware	85-4136140
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue, 44th Floor

New York, NY 10174

(Address of Principal Executive Offices) (Zip Code)

(212) 818-8800

(Registrant’s Telephone Number, Including Area Code)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Joanna Coles, Chief Executive Officer

Northern Star Investment Corp. III

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue, 44th Floor

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

As of December 22, 2022, 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

NORTHERN STAR INVESTMENT CORP. III

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure.

●	We may not be able to complete our initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20%.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

●	Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsors, or if our sponsors do not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

●	We may be subject to excise taxes under the Inflation Reduction Act of 2022.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding deferred underwriting fees and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

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

Fair Market Value of Target Business

Pursuant to NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Any proxy solicitation materials that we furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under Delaware law and our amended and restated bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our obligation to pay the underwriters in our Initial Public Offering deferred underwriting commissions of an aggregate fee of $14,000,000 upon consummation of our initial business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

In addition, since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

Facilities

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 44th Floor, New York, New York 10174, and our telephone number is (212) 818-8800. Since inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

We may consider a business combination with a target business operating in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

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

We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated certificate of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or any amendment to our amended and restated certificate of incorporation that would affect the rights granted to public stockholders in the Initial Public Offering, including but not limited to conversion rights. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, shares of Class A common stock and/or warrants.

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

(iii)	the volume weighted average trading price of our Class A common stock during the 20-trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

The net proceeds from the Initial Public Offering and the private placement of warrants provided us with approximately $400,000,000 that we may use to complete our initial business combination (not taking into account the approximately $14,000,000 of deferred underwriting commissions being held in the Trust Account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Due to the number of special purpose acquisition companies evaluating target, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any security holders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securities are unlikely to have a remedy for such reduction in value.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a business combination, hinder our ability to consummate a business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. The investment management trust agreement that governs the trust account provides that we may use accrued interest earned on the funds held in the trust account for any tax obligations, which would include any excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. For instance, if we call our warrants for redemption, we can force all holders to exercise their warrants on a cashless basis. Additionally, If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” of our Class A common stock for the above purpose shall mean the volume weighted average price of our Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. We will provide our warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment). As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may further entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our Initial Public Offering, or defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

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

We issued warrants to purchase 8,000,000 shares of our Class A common stock as part of the units offered by the prospectus associated with our Initial Public Offering and simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 9,750,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our initial stockholders, officers, directors or their affiliates make any working capital loans, they may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

General Risks

We have no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and searching for a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Notwithstanding the foregoing, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs like our company could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. The SEC has indicated that it believes that there are serious questions concerning the applicability of the Investment Company Act to special purpose acquisition companies, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made in the future that we have been operating as an unregistered investment company. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto. It is also possible that the investment of funds from the IPO during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940 (as described above). These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K . Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 44th Floor, New York, New York 10174, and our telephone number is (212) 818-8800. Since inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units and common stock are listed on the New York Stock Exchange (“NYSE”) under the symbols “NSTB.U and” “NSTB,” respectively. Our warrants are traded on the pink sheets under the symbol “NSTBW.”

Holders

As of September 30, 2022, there was one holder of record of our units, six holders of record of our common stock and two holders of record of our warrants.

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

Not applicable.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching to identify a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended September 30, 2022, we had net income of $16,761,599, which consisted of change in fair value of warrants of $15,595,833, and interest earned on marketable securities held in Trust Account of $2,395,997, offset by operating and formation costs of $800,029 and provision for income taxes of $430,202.

For the Period from November 30, 2020 (Inception) through September 30, 2021 we had net loss of $1,232,750, which consisted of change in fair value of warrants of $295,500, transaction costs allocated to warrant liabilities of $377,083 and operating and formation costs of $581,174, offset by interest earned on marketable securities held in Trust Account of $21,007.

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

For the year ended September 30, 2022, net cash used in operating activities was $925,966. Net income of $16,761,599 was affected by change in fair value of warrant liabilities of $15,595,833, and interest earned on marketable securities held in Trust Account of $2,395,997. Changes in operating assets and liabilities provided $304,265 of cash for operating activities.

For the period from November 30, 2020 (inception) through September 30, 2021, net cash used in operating activities was $231,407. Net loss of $1,232,750 was affected by change in fair value of warrant liabilities of $295,500, transaction costs allocated to warramt liabilities of $377,083, and interest earned on marketable securities held in Trust Account of $21,007. Changes in operating assets and liabilities provided $349,767 of cash for operating activities.

At September 30, 2022, we had marketable securities held in the Trust Account of $402,417,004 (including $2,417,004 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $86,514. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and stockholders do not approve an extension of such date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate (or $10,062,500 if the underwriters’ over-allotment is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Joanna Coles	59	Chairperson of the Board and Chief Executive Officer
Jonathan J. Ledecky	63	President and Chief Operating Officer
James H.R. Brady	58	Chief Financial Officer
Justine Cheng	45	Director
Dasha Smith	48	Director
James Vincent	55	Director

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

Jonathan J. Ledecky has served as our President and Chief Operating Officer since our inception. He served as the President and Chief Operating Officer of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc. in June 2021 and served as a director from such date until November 2022. He has also served as President and Chief Operating Officer of the President and Chief Operating Officer of Northern Star Investment Corp. II since November 2020 and of Northern Star Investment Corp. IV since November 2020. He has also served as Chairman of the Board of Pivotal Investment Corporation III since October 2020. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He was also the Chief Executive Officer and chairman of the board of directors of Pivotal II, a blank check company like our company that raised $230,000,000 in its initial public offering in July 2019 and consummated its initial business combination with XL Fleet Corp., a provider of fleet electrification solutions for commercial vehicles in North America, in December 2020. Mr. Ledecky has continued to serve on the board of directors of XL following the merger. Mr. Ledecky was also Chief Executive Officer and chairman of the board of directors of Pivotal I, a blank check company like our company that raised $230,000,000 in its initial public offering in February 2019. In December 2019, Pivotal I consummated its initial business combination with KLDiscovery, a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated from October 2015 until it consummated its merger with Cyxtera Cybersecurity, Inc. (d/b/a AppGate), a cybersecurity company, in October 2021. He has continued to serve as a director of the company (now Appgate Inc.) since such date. Mr. Ledecky also served as a member of the board of directors of Propel Media, Inc., a digital media holding company, from January 2015 to January 2019. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic and Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

We believe Mr. Ledecky is well-qualified to serve as a member of the board due to his public company experience, including with other similarly structured blank check companies, business leadership, operational experience and contacts.

James H.R. Brady has served as our Chief Financial Officer since our inception. He has also served as Chief Financial Officer of Northern Star I from July 2020 until it consummated its business combination with Barkbox. He has also served as Chief Financial Officer of Northern Star Investment Corp. II since November 2020 and of Northern Star Investment Corp. IV since November 2020. He has also served as Chief Financial Officer of Pivotal Investment Corporation III since October 2020. He also served as Chief Financial Officer of Pivotal II from its inception until its merger with XL and served as Chief Financial Officer of Pivotal I from September 2018 until its merger with KLDiscovery. Since 2014, Mr. Brady has provided financial and strategic services to growth companies. From 2017 to 2021, he has served as Chief Financial Officer of Airside Mobile, a technology company. From 2014 to 2017, he was Vice President for VSL Pharmaceuticals, a probiotic company. From 2013 to 2014, Mr. Brady was the Chief Financial Officer and General Counsel of Sweetgreen, a high-growth healthy, fast casual restaurant chain. From 2011 to 2013, Mr. Brady was Executive Vice President – Finance and Legal for Audax Health Solutions, a digital health/social media company. From 2009 to 2011, he was Executive Counsel of ODIN Technologies, a RFID software company. Mr. Brady previously served as a corporate and securities attorney with the firms of Hogan & Hartson and Hunton & Williams. Mr. Brady received a BA from the College of William and Mary, a JD from the George Washington National Law Center and a MBA from Darden Graduate School of Business at the University of Virginia.

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

Audit Committee

Effective March 1, 2021, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Ms. Cheng, Ms. Smith and Mr. Vincent will serve as members of our audit committee, each of whom is an independent director under NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

Effective March 1, 2021, we established a compensation committee of the board of directors, which consists of Ms. Cheng, Ms. Smith and Mr. Vincent, each of whom is an independent director under NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

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

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership		Approximate percentage of outstanding common stock
Joanna Coles(3)	9,708,334	(2)	19.3%
Jonathan J. Ledecky(3)	9,708,334	(2)	19.3%
James H.R. Brady	116,667	(2)	*
Justine Cheng	58,333	(2)	*
Dasha Smith	58,333	(2)	*
James Vincent	58,333	(2)	*
Northern Star III Sponsor LLC(3)	9,708,334	(2)	19.3%
EJF Capital LLC(4)	2,034,880		5.1%
Magnetar Financial LLC(5)	3,347,074		8.3%
Glazer Capital, LLC(6)	2,851,334		7.1%
Cantor Fitzgerald Securities(7)	2,428,046		6.1%
Saba Capital Management, L.P.(8)	2,791,482		7.0%
All officers and directors as a group (six individuals)	10,000,000		20.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Northern Star Investment Corp. III, c/o Graubard Miller, The Chrysler Building, 425 Lexington Avenue, New York, New York 10174.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by our sponsor, Northern Star III Sponsor LLC, of which each of Ms. Coles and Mr. Ledecky is a managing member.

(4)	Represents shares held by EJF Capital LLC, Emanuel J. Friedman, EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities GP, LLC, EJF Debt Opportunities Master Fund II, LP, EJF Debt Opportunities II GP, LLC, EJF Tactical Opportunities Fund LP, EJF Tactical Opportunities GP LLC, EJF SPAC Investments Fund LP, EJF SPAC Investments GP LLC, the business address for each of which is 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201. Information derived from a Schedule 13G filed on March 11, 2021.

(5)	Represents shares held by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz, the business address for each of which is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. Information derived from a Schedule 13G filed on January 21, 2022.

(6)	Represents shares held by Glazer Capital, LLC and Paul J. Glazer, the business address for each of which is 250 West 55th Street, Suite 30A, New York, New York 10019. Information derived from a Schedule 13G filed on February 14, 2022.

(7)	Represents shares held by Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick, the business address for each of which is 110 East 59th Street New York, New York 10022. Information derived from a Schedule 13G filed on June 3, 2022.

(8)	Represents shares held by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein, the business address for each of which is 405 Lexington Avenue, 58th Floor, New York, New York 10174. Information derived from a Schedule 13G filed on June 17, 2022.

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

Equity Compensation Plans

As of September 30, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

We have also entered into indemnification agreements with each of our officers and directors.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended September 30, 2022 and for the period from November 30, 2020 (inception) through September 30, 2021 totaled $70,555 and $69,010. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended September 30, 2022 and for the period from November 30, 2020 (inception) through September 30, 2021.

Tax Fees. We paid Marcum $8,240 and $6,695 for tax planning and tax advice for the year ended September 30, 2022 and for the period from November 30, 2020 (inception) through September 30, 2021, respectively.

All Other Fees. We did not pay Marcum for other services For the period from October 1, 2021 through September 30, 2022.

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

NORTHERN STAR INVESTMENT CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Northern Star Investment Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Star Investment Corp. III (the “Company”) as of September 30, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2022 and for the period from November 30, 2020 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended September 30, 2022 and for the period from November 30, 2020 (inception) through September 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of September 30, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

December 22, 2022

PART I—FINANCIAL INFORMATION

NORTHERN STAR INVESTMENT CORP. III

BALANCE SHEETS

	September 30,
	2022	2021
ASSETS
Current Assets
Cash	$86,514	$1,040,030
Prepaid expenses	15	6,682
Total Current Assets	86,529	1,046,712
Marketable securities held in Trust Account	402,417,004	400,021,007
TOTAL ASSETS	$402,503,533	$401,067,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$313,845	$356,449
Accrued offering costs	—	27,550
Income taxes payable	340,202	—
Total Current Liabilities	654,047	383,999
Warrant liabilities	656,667	16,252,500
Deferred underwriting fee payable	14,000,000	14,000,000
Total Liabilities	15,310,714	30,636,499
Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of September 30, 2022, and September 30, 2021	401,636,802	400,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of September 30, 2022, and September 30, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2022 and September 30, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(14,444,983)	(29,569,780)
Total Stockholders’ Deficit	(14,443,983)	(29,568,780)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$402,503,533	$401,067,719

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III

STATEMENTS OF OPERATIONS

	For the year ended September 30,	For the Period from November 30, 2020 (Inception) through September 30,
	2022	2021
Operating and formation costs	$800,029	$581,174
Loss from operations	(800,029)	(581,174)
Other income (expense):
Change in fair value of warrants	15,595,833	(295,500)
Transaction costs allocated to warrant liabilities	—	(377,083)
Interest earned on marketable securities held in Trust Account	2,395,997	21,007
Other income (loss), net	17,991,830	(651,576)
Income (loss) before benefit from (provision for) income taxes	17,191,801	(1,232,750)
Provision for income taxes	(430,202)	—
Net income (loss)	$16,761,599	$(1,232,750)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	27,631,579
Basic and diluted net income (loss) per share, Class A common stock	$0.34	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	9,095,395
Basic and diluted net income (loss) per share, Class B common stock	$0.34	$(0.03)

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(1,232,750)	(1,232,750)

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	273,000	—	273,000
Remeasurement adjustment on shares subject to redemption	—	—	—	—	(297,000)	(28,337,030)	(28,634,030)

Balance –September 30, 2021	—	—	10,000,000	1,000	—	(29,569,780)	(29,568,780)
Remeasurement adjustment on shares subject to redemption	—	—	—	—	—	(1,636,802)	(1,636,802)
Net income	—	—	—	—	—	16,761,599	16,761,599

Balance –September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,444,983)	$(14,443,983)

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,	For The Period from November 30, 2020 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$16,761,599	$(1,232,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(15,595,833)	295,500
Transaction costs allocated to warrant liabilities	—	377,083
Interest earned on marketable securities held in Trust Account	(2,395,997)	(21,007)
Changes in operating assets and liabilities:
Prepaid expenses	6,667	(6,682)
Income taxes payable	340,202	—
Accrued expenses	(42,604)	356,449
Net cash used in operating activities	(925,966)	(231,407)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placements Warrants	—	9,750,000
Proceeds from promissory note – related party		150,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	(27,550)	(478,563)
Net cash (used in) provided by financing activities	(27,550)	401,271,437
Net Change in Cash	(953,516)	1,040,030
Cash – Beginning of period	1,040,030	—
Cash – End of period	$86,514	$1,040,030
Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$27,550
Initial classification of Class A common stock subject to possible redemption	$—	$400,000,000
Remeasurement adjustment of shares subject to redemption	$1,636,802	$—
Deferred underwriting fee payable	$—	$14,000,000
Forfeiture of Founder Shares	$—	$(6)
Offering costs paid by Sponsor in exchange for issuance of Founder Shares		25,000

The accompanying notes are an integral part of the financial statements.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.

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

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of- Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below(i) $10.00 per share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern

As of September 30, 2022, the Company had $86,514 in its operating bank accounts, $402,417,004 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $212,684. As of September 30, 2022, $2,417,004 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and stockholders do not approve an extension of such date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and 2021, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 2.50% and 0.00% ended September 30, 2022 and 2021, respectively, The effective tax rate differs from the statutory tax rate of 21% for September 30, 2022 and 2021, due to changes in fair value in warrant liability and valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. At September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year Ended September 30, 2022		For the Period from November 30, 2020 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$13,409,279	$3,352,320	$(927,461)	$(305,289)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	27,631,579	9,095,395
Basic and diluted net income (loss) per common stock	$0.34	$0.34	$(0.03)	$(0.03)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Underwriting Agreement

The Company granted the underwriters in the initial public offering a 45-dayoption from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’ election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remained available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase such additional 250,000 Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30,2022 and September 30,2021, there were no shares of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Class B Common Stock —The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and September 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding respectively.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at September 30, 2022 and 2021 is as follows:

	September 30,	September 30,
	2022	2021
Deferred tax assets (liability)
Net operating income (loss) carryforward	$—	$27,194
Start up costs	212,684	90,441
Total deferred tax assets (liability)	212,684	117,635
Valuation Allowance	(212,684)	(117,635)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended September 30, 2022 and for the period from November 30, 2020 (inception) through September 30, 2021 consists of the following:

	September 30,	September 30,
	2022	2021
Federal
Current	$430,202	$—
Deferred	(95,049)	(117,635)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	95,049	117,635
Income tax provision	$430,202	$—

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

As of September 30, 2022 and 2021, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2022 and 2021 is as follows:

	September 30, 2022	September 30, 2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True-ups	0.0%	0.0%
Meals and entertainment	0.0%	0.0%
Change in fair value of warrants	(19.1)%	(5.0)%
Transaction costs Related To Warrants	0.0%	(6.4)%
Valuation allowance	0.6%	(9.5)%
Income tax provision	2.5%	0.0%

The effective tax rate differs from the statutory tax rate of 21% for the year ended September 30, 2022 and for the period from November 30, 2020 (inception) through September 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses and the permanent differences due to the change in fair value of warrant liabilities.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 9. FAIR VALUE MEASUREMENTS

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

At September 30, 2022 and 2021, assets held in the Trust Account were comprised of $402,417,004 and $400,021,007 in a mutual fund that invests in U.S. Treasury securities, respectively. During the year ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Description	Level	September 30, 2022	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account – U.S Treasury Securities Money Market Fund		1	$402,417,004	1	$400,021,007
Liabilities:
Warrant Liabilities – Public		1	$266,667	1	$6,600,000
Warrant Liabilities – Private Warrants Placement		2	$390,000	2	$9,652,500

NORTHERN STAR INVESTMENT CORP. III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2021 and September 30, 2022.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2021	$9,652,500	$6,600,000	$16,252,500
Change in fair value	(9,262,500)	(6,333,333)	(15,595,833)

Fair value as of September 30, 2022	$390,000	$266,667	$656,667

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the financial statements.

The Company received a notification of the removal of Redeemable Warrants, each whole warrant exercisable for shares of Class A common stock at an exercise price of $11.50 per share from the New York Stock Exchange.

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.**

3.2	Amended and Restated Bylaws.**

4.1	Specimen Unit Certificate.***

4.2	Specimen Common Stock Certificate.***

4.3	Specimen Warrant Certificate.***

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.****

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.***

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement.*

10.4	Private Warrants Purchase Agreement between the Registrant and Sponsor.***

10.5	Form of Indemnification Agreement.***

14	Code of Ethics.***

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2021.

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 22, 2022.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-252728 and 333-253757).
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 2022.

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

Name	Position	Date

/s/ Joanna Coles	Chairperson of our board of directors and Chief Executive Officer	December 22, 2022
JOANNA COLES	(Principal Executive Officer)

/s/ Jonathan Ledecky	President and Chief Operating Officer	December 22, 2022
JONATHAN LEDECKY

/s/ James H.R. Brady	Chief Financial Officer	December 22, 2022
JAMES H.R. BRADY	(Principal Financial and Accounting Officer)

/s/ Justine Cheng	Director	December 22, 2022
Justine Cheng

/s/ Dasha Smith	Director	December 22, 2022
Dasha Smith

/s/ James Vincent	Director	December 22, 2022
James Vincent