Form 10-Q
period 2022-12-31
Northern Star Investment Corp. III
filed 2023-02-17
CIK 1835817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act:

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

As of February 15, 2023, there were 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$68,692	$86,514
Prepaid expenses	25,000	15
Total Current Assets	93,692	86,529

Marketable securities held in Trust Account	404,713,765	402,417,004
TOTAL ASSETS	$404,807,457	$402,503,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$345,517	$313,845
Income taxes payable	230,874	340,202
Total Current Liabilities	576,391	654,047

Warrant liabilities	164,167	656,667
Deferred underwriting fee payable	14,000,000	14,000,000
Total Liabilities	14,740,558	15,310,714

Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of December 31, 2022, and September 30, 2022	404,237,736	401,636,802

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of December 31, 2022, and September 30, 2022	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2022 and September 30, 2022	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(14,171,837)	(14,444,983)
Total Stockholders’ Deficit	(14,170,837)	(14,443,983)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$404,807,457	$402,503,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
Operating and formation costs	$300,570	$242,081
Loss from operations	(300,570)	(242,081)

Other income:
Change in fair value of warrants	492,500	1,805,833
Interest earned on marketable securities held in Trust Account	3,381,822	7,842
Other income, net	3,874,322	1,813,675

Income before provision for income taxes	3,573,752	1,571,594
Provision for income taxes	(699,672)	—
Net income	$2,874,080	$1,571,594

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	40,000,000
Basic and diluted net income per share, Class A common stock	$0.06	$0.03
Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	10,000,000
Basic and diluted net income per share, Class B common stock	$0.06	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,444,983)	$(14,443,983)
Remeasurement adjustment to shares subject to redemption	—	—	—	—	—	(2,600,934)	(2,600,934)
Net income	—	—	—	—	—	2,874,080	2,874,080
Balance –December 31, 2022	—	$—	10,000,000	$1,000	$—	$(14,171,837)	$(14,170,837)

THREE MONTHS ENDED DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Deficit	Capital	Deficit	Deficit
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,569,780)	$(29,568,780)
Net income	—	—	—	—	—	1,571,594	1,571,594
Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	(27,998,186)	$(27,997,186)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,874,080	$1,571,594
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(492,500)	(1,805,833)
Interest earned on marketable securities held in Trust Account	(3,381,822)	(7,842)
Changes in operating assets and liabilities:
Prepaid expenses	(24,985)	—
Income taxes payable	(109,328)	—
Accrued expenses	31,672	(70,327)
Net cash used in operating activities	(1,102,883)	(312,408)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,085,061	—
Net cash provided by investing activities	1,085,061	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(8,000)
Net cash used in financing activities	—	(8,000)

Net Change in Cash	(17,822)	(320,408)
Cash – Beginning of period	86,514	1,040,030
Cash – End of period	$68,692	$719,622

Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption amount	$2,600,934	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.

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

DECEMBER 31, 2022

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

The holders of Founder Shares have agreed (a) to waive their conversion rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

DECEMBER 31, 2022

(Unaudited)

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Treasury recently issued interim guidance that redemptions in connection with a SPAC liquidation would not be subject to the excise tax under certain circumstances. In addition, redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

Going Concern

As of December 31, 2022, the Company had $68,692 in its operating bank accounts, $404,713,765 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $6,670. As of December 31, 2022, $4,713,765 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on December 22, 2022. The interim results for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for year ended September 30, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and September 30, 2022.

Marketable Securities Held in Trust Account

At December 31, 2022 and September 30, 2022, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and September 30, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 19.58% and 0.00% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. At December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,299,264	$574,816	$1,257,275	$314,319
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net income per common share	$0.06	$0.06	$0.03	$0.03

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and September 30, 2022, there were no shares of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock —The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and September 30, 2022, there were 10,000,000 shares of Class B common stock issued and outstanding respectively.

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

At December 31, 2022 and September 30, 2022, assets held in the Trust Account were comprised of $404,713,765 and $402,417,004 in a mutual fund that invests in U.S. Treasury securities, respectively. During the three months ended December 31, 2022, the Company did withdrew an amount of $1,085,061 in the interest income from the Trust Account to pay tax obligations.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	Level	September 30, 2022
Assets:
Marketable securities held in Trust Account – U.S Treasury Securities Money Market Fund	1	$404,713,765	1	$402,417,004
Liabilities:
Warrant Liabilities – Public	3	$66,667	1	$266,667
Warrant Liabilities – Private Warrants Placement	3	$97,500	2	$390,000

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

On November 28, 2022, the Company received a notification of the removal of Redeemable Warrants, each whole warrant exercisable for shares of Class A common stock at an exercise price of $11.50 per share from the New York Stock Exchange. As a result, the warrants are now classified as Level 3. At December 31, 2022, the warrants were in valued using a Monte Carlo Simulation method. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock.

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2022
Stock price	$10.05
Exercise price	$11.50
Expected term (in years)	5.18
Volatility	3.9%
Number of trading days	250
Expected date of transaction	March 4, 2023
Probability of acquisition	1%
Risk-free rate	3.91%
Dividend yield	0.0%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The following table presents the changes in the fair value of the Level 3 warrant liabilities :

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2022	$-	$-	$-
Transfer to Level 3	390,000	266,667	656,667
Change in fair value	(292,500)	(200,000)	(492,500)

Fair value as of December 31 2022	$97,500	$66,667	$164,167

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2022	$390,000	$266,667	$656,667
Change in fair value	(292,500)	(200,000)	(492,500)
Fair value as of December 31, 2022	$97,500	$66,667	$164,167

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events, other than those listed below, that would have required adjustment or disclosure in the financial statements.

Effective February 1, 2023, the Company terminated its agreement with a consultant for monthly advisory services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Northern Star Investment Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Northern Star III Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching to identify a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2022, we had net income of $2,874,080, which consisted of interest earned on marketable securities held in Trust Account of $3,381,822, offset by change in fair value of warrant liabilities of $492,500, operating and formation costs of $300,570 and provision for income taxes of $699,672.

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

For the three months ended December 31, 2022, net cash used in operating activities was $1,102,883. Net income of $2,874,080 was affected by change in fair value of warrant liability of $492,500, and interest earned on marketable securities held in Trust Account of $3,381,822. Changes in operating assets and liabilities used $102,641 of cash for operating activities.

For the three months ended December 31, 2021, net cash used in operating activities was $312,408. Net income of $1,571,594 was affected by change in fair value of warrant liability of $1,805,833, and interest earned on marketable securities held in Trust Account of $7,842. Changes in operating assets and liabilities used $70,327 of cash for operating activities.

At December 31, 2022, we had marketable securities held in the Trust Account of $404,713,765 (including $4,713,765 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we withdrew an amount of $1,085,061 in the interest earned from the Trust Account to pay tax obligations.

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

As of December 31, 2022, we had cash of $68,692. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our condensed financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and are monitoring our processes to ensure increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

During the three months ended June 30, 2022, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this report, in connection with the preparation of our condensed financial statements as of December 31, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of December 31, 2022.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.

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

NORTHERN STAR INVESTMENT CORP. III

Date: February 16, 2023	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2023	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)