Form 10-Q
period 2023-06-30
Northern Star Investment Corp. III
filed 2023-08-14
CIK 1835817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 13,708,486 shares of Class A common stock, par value $0.0001 per share, and 291,666 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$37,338	$86,514
Prepaid expenses	42,500	15
Total Current Assets	79,838	86,529

Marketable securities held in Trust Account	42,813,748	402,417,004
TOTAL ASSETS	$42,893,586	$402,503,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$351,812	$313,845
Excise tax payable	3,659,912	—
Income taxes payable	1,115,768	340,202
Promissory note - related party	100,000	—
Total Current Liabilities	5,227,492	654,047

Warrant liabilities	164,167	656,667
Deferred underwriting fee payable	14,000,000	14,000,000
Total Liabilities	19,391,659	15,310,714

Commitments and Contingencies
Class A common stock subject to possible redemption 4,000,152 and 40,000,000 shares at redemption value of $10.39 and $10.04, as of June 30, 2023, and September 30, 2022, respectively	41,564,267	401,636,802

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 9,708,334 and 0 shares issued and outstanding (excluding 4,000,152 and 40,000,000 shares subject to possible redemption) as of June 30, 2023, and September 30, 2022, respectively	971	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 291,666 shares and 10,000,000 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	29	1,000
Additional paid-in capital	—	—
Accumulated deficit	(18,063,340)	(14,444,983)
Total Stockholders’ Deficit	(18,062,340)	(14,443,983)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,893,586	$402,503,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating and formation costs	$124,406	$198,877	$632,169	$603,979
Loss from operations	(124,406)	(198,877)	(632,169)	(603,979)

Other income:
Change in fair value of warrants	—	3,611,666	492,500	12,640,833
Interest earned on marketable securities held in Trust Account	504,231	576,991	7,684,451	590,421
Total other income	504,231	4,188,657	8,176,951	13,231,254

Income before provision for income taxes	379,825	3,989,780	7,544,782	12,627,275
Provision for income taxes	(96,848)	(17,745)	(1,584,566)	(17,745)
Net income	$282,977	$3,972,035	$5,960,216	$12,609,530

Basic and diluted weighted average shares outstanding, Class A common stock, redeemable	4,000,152	40,000,000	4,000,152	40,000,000
Basic and diluted net income per share, Class A common stock, redeemable	$0.02	$0.08	$0.17	$0.25
Basic and diluted weighted average shares outstanding, Class A common stock, non-redeemable	9,708,334	—	24,539,444	—
Basic and diluted net income per share, Class A common stock, non-redeemable	$0.02	$—	0.17	$—
Basic and diluted weighted average shares outstanding, Class B common stock	291,666	10,000,000	5,768,162	10,000,000
Basic and diluted net income per share, Class B common stock	$0.02	$0.08	$0.17	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,444,983)	$(14,443,983)
Remeasurement adjustment to shares subject to redemption	—	—	—	—	—	(2,600,934)	(2,600,934)
Net income	—	—	—	—	—	2,874,080	2,874,080

Balance –December 31, 2022	—	$—	10,000,000	$1,000	$—	$(14,171,837)	$(14,170,837)
Class B converted to class A	9,708,334	971	(9,708,334)	(971)	—	—	—
Contribution – Shareholder non-redemption agreements	—	—	—	—	82,840	—	82,840
Shareholder non-redemption agreements	—	—	—	—	(82,840)	—	(82,840)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(3,659,912)	(3,659,912)
Remeasurement adjustment to shares subject to redemption	—	—	—	—	—	(2,964,553)	(2,964,553)
Net income	—	—	—	—	—	2,803,159	2,803,159

Balance –March 31, 2023	9,708,334	$971	291,666	$29	$—	$(17,993,143)	$(17,992,143)
Remeasurement adjustment to shares subject to redemption	—	—	—	—	—	(353,174)	(353,174)
Net income	—	—	—	—	—	282,977	282,977

Balance –June 30, 2023	9,708,334	$971	291,666	$29	$—	$(18,063,340)	$(18,062,340)

THREE AND NINE MONTHS ENDED JUNE 30, 2022

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,569,780)	$(29,568,780)
Net income	—	—	—	—	—	1,571,594	1,571,594

Balance – December 31, 2021	—	—	10,000,000	1,000	—	(27,998,186)	(27,997,186)
Net income	—	—	—	—	—	7,065,901	7,065,901

Balance – March 31, 2022	—	—	10,000,000	1,000	—	(20,932,285)	(20,931,285)
Remeasurement adjusted to shares subject to redemption						(293,684)	(293,684)
Net income	—	—	—	—	—	3,972,035	3,972,035

Balance – June 30, 2022	—	$—	10,000,000	$1,000	$—	$(17,253,934)	$(17,252,934)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,960,216	$12,609,530
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(492,500)	(12,640,833)
Interest earned on marketable securities held in Trust Account	(7,684,451)	(590,421)
Changes in operating assets and liabilities:
Prepaid expenses	(42,485)	6,667
Income taxes payable	775,566	17,745
Accounts payable and accrued expenses	37,967	(155,541)
Net cash used in operating activities	(1,445,687)	(752,853)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,296,511	—
Cash withdrawn from Trust Account in connection with redemption	365,991,196	—
Net cash provided by investing activities	367,287,707	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(27,550)
Proceeds from promissory note - related party	100,000	—
Redemption of common stock	(365,991,196)	—
Net cash used in financing activities	(365,891,196)	(27,550)

Net Change in Cash	(49,176)	(780,403)
Cash – Beginning of period	86,514	1,040,030
Cash – End of period	$37,338	$259,627

Non-Cash investing and financing activities:
Excise tax payable attributable to redemption of common stock	$3,659,912	$—
Remeasurement of Class A common stock to redemption amount	$5,918,661	$293,684

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,750,000 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Northern Star III Sponsor LLC, a Delaware limited liability company and entity affiliated with the Company’s Chief Operating Officer (the “Sponsor”), generating gross proceeds of $9,750,000, which is described in Note 4.

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

JUNE 30, 2023

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

On March 3, 2023 a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate a business combination from March 4, 2023 to September 4, 2023 was voted upon and approved. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 1,035,500 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. As a result of the foregoing, effective March 3, 2023, public holders of an aggregate of 35,999,848 public shares exercised their right to redeem their public shares (leaving an aggregate of 4,000,152 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $365,991,196. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $82,840, or $0.08 per share.

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of Founder Shares have agreed (a) to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

JUNE 30, 2023

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

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Treasury issued interim guidance that redemptions in connection with a SPAC liquidation would not be subject to the excise tax under certain circumstances. In addition, redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company held a meeting on March 3, 2023 to vote on a proposal to amend the Charter to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 4, 2023 to September 4, 2023 (the “Extension”, and such extension date the “Extended Date”). In connection with the meeting, 35,999,848 shares of the Company’s common stock were redeemed with a total redemption payment of $365,991,196. As a result, the Company booked a liability of $3,659,912 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

Going Concern

As of June 30, 2023, the Company had $37,338 in its operating bank accounts, $42,813,748 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $3,898,173. As of June 30, 2023, $2,812,228 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on December 22, 2022. The interim results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for year ended September 30, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and September 30, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and September 30, 2022, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and September 30, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 25.50% and 0.16% for the three months ended June 30, 2023 and 2022, respectively, and 21.00% and 0.14% for the nine months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability and valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2023

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

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. At June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the three-month period ended			For the three-month period ended
	June 30, 2023			June 30, 2022
	Class A		Class B	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Redeemable
	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$80,853	$196,229	$5,895	$3,177,628	$794,407

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	4,000,152	9,708,334	291,666	40,000,000	10,000,000
Basic and diluted net income per share	$0.02	$0.02	$0.02	$0.08	$0.08

	For the nine-month period ended			For the nine-month period ended
	June 30, 2023			June 30, 2022
	Class A		Class B	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Redeemable
	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$694,938	$4,263,187	$1,002,091	$10,087,624	$2,521,906

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	4,000,152	24,539,444	5,768,162	40,000,000	10,000,000
Basic and diluted net income per share	$0.17	$0.17	$0.17	$0.25	$0.25

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

JUNE 30, 2023

(Unaudited)

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

JUNE 30, 2023

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

On May 12, 2023, the Company issued an unsecured promissory note for $100,000 with a related party to evidence a Working Capital Loan. The note is non-interest bearing and payable upon completion of a Business Combination. The Company owed $100,000 and $0 on this note as of June 30, 2023 and September 30, 2022, respectively.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023, there were 9,708,334 shares of Class A common stock issued and outstanding, excluding 4,000,152 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At September 30, 2022, there were no shares of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock —The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 3, 2023, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Charter. As a result, the Company has an aggregate of 291,666 shares of Class B common stock issued and outstanding as of June 30, 2023. At September 30, 2022, there were 10,000,000 shares of Class B common stock issued and outstanding.

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

At June 30, 2023 and September 30, 2022, assets held in the Trust Account were comprised of $42,813,748 and $402,417,004 in a mutual fund that invests in U.S. Treasury securities, respectively. During the nine months ended June 30, 2023, the Company did withdraw an amount of $1,296,511 in the interest income from the Trust Account to pay tax obligations and $365,991,195 in connection with redemption.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2023	Level	September 30, 2022
Assets:
Marketable securities held in Trust Account – U.S Treasury Securities Money Market Fund	1	$42,813,748	1	$402,417,004
Liabilities:
Warrant Liabilities – Public	1	$66,667	1	$266,667
Warrant Liabilities – Private Warrants Placement	2	$97,500	2	$390,000

NORTHERN STAR INVESTMENT CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSTC.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. On November 11, 2022, the Company received a notification of the removal of Redeemable Warrants, each whole warrant exercisable for shares of Class A common stock at an exercise price of $11.50 per share, from trading on the New York Stock Exchange. For the period ended June 30, 2023 the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSTTW on the US:OTC exchange.

The following table presents the changes in the fair value of the warrant liabilities for the period ended June 30, 2023 and September 30, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2022	$390,000	$266,667	$656,667
Change in fair value	(292,500)	(200,000)	(492,500)
Fair value as of December 31 2022	$97,500	$66,667	$164,167
Change in fair value	—	—	—
Fair value as of June 30, 2023	$97,500	$66,667	$164,167

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching to identify a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $282,977, which consisted of interest earned on marketable securities held in Trust Account of $504,231, offset by operating and formation costs of $124,406 and provision for income taxes of $96,848.

For the nine months ended June 30, 2023, we had net loss of $5,960,216, which consisted of operating and formation costs of $632,169 and provision for income taxes of $1,584,566, offset by interest income on marketable securities held in Trust Account of $7,684,451 and change in fair value of warrant liabilities of $492,500.

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

For the nine months ended June 30, 2023, net cash used in operating activities was $1,445,687. Net income of $5,960,216 was affected by interest earned on marketable securities held in Trust Account of $7,684,451 and change in fair value of warrant liabilities of $492,500. Changes in operating assets and liabilities provided $771,048 of cash for operating activities.

For the nine months ended June 30, 2022, net cash used in operating activities was $752,853. Net income of $12,609,530 was affected by change in fair value of warrant liabilities of $12,640,833, and interest earned on marketable securities held in Trust Account of $590,421. Changes in operating assets and liabilities used $131,129 of cash for operating activities.

At June 30, 2023, we had marketable securities held in the Trust Account of $42,813,748 (including $2,812,228 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we did withdraw an amount of $1,296,511 in the interest income from the Trust Account to pay tax obligations and $365,991,195 in connection with redemption.

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

As of June 30, 2023, we had cash of $37,338. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our condensed financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and are monitoring our processes to ensure increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

During the three months ended June 30, 2022, management identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As described elsewhere in this report, in connection with the preparation of our condensed financial statements as of June 30, 2023, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of June 30, 2023.

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

NORTHERN STAR INVESTMENT CORP. III

Date: August 14, 2023	By:	/s/ Jonathan Ledecky
	Name:	Jonathan Ledecky
	Title:	President and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)